Form 10KSB
period 2003-12-31
CHARDAN CHINA ACQUISITION CORP
filed 2004-03-30
CIK 1275567

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________TO ______________

                        COMMISSION FILE NUMBER 000-50604

                         CHARDAN CHINA ACQUISITION CORP.
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                               20-0456115
    (State of Incorporation)                                 (Small Business Issuer
                                                          I.R.S. Employer I.D. Number)

777 SOUTH HIGHWAY 101, SUITE 215, SOLANA BEACH, CA                    92075
     (Address of principal executive offices)                       (zip code)

                                 (858) 847-9000
                (Issuer's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
 Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
                    Common Stock, $.0001 par value per share
                   Warrants to purchase shares of Common Stock


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirement for the past 90 days.  Yes   No  X
                                                                          --     --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 2003 were $0.

As of March 29, 2004, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $19,118,750.
                                                    ----------

As of March 29, 2004, there were 4,900,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                               ---   ---

Documents Incorporated by Reference: The information contained in the registrant's prospectus filed on March 17, 2004 pursuant to Rule 424(b)(3) (SEC File No. 333-111970) is incorporated into certain portions of Parts I, II and III as disclosed herein.

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

         Chardan China Acquisition Corp. is a blank check company formed on December 5, 2003 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has its primary operating facilities located in China. On March 22, 2004, we consummated our initial public offering of 4,025,000 units, including 525,000 units issued upon exercise of the underwriters' over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,150,000. For more information regarding our initial public offering, see the section entitled "Recent Public Offering" contained within Part II, Item 5 below.


         For further details regarding our business, see the section entitled "Proposed Business" contained in our prospectus dated March 16, 2004 incorporated by reference herein.


ITEM 2. DESCRIPTION OF PROPERTY

         We maintain our executive offices at 777 South Highway 101, Suite 215, Solana Beach, California pursuant to an agreement with Chardan Ventures LLC. Dr. Richard D. Propper, our chairman of the board, is the manager and 50% owner of Chardan Ventures. We pay Chardan Ventures a monthly fee of $7,500 which is for general and administrative services including office space, utilities and secretarial support. For further details regarding our facilities, see the section entitled "Proposed Business - Facilities" contained in our prospectus dated March 16, 2004 incorporated by reference herein.


ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols CAQCU, CAQC and CACW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since such units commenced public trading on March 16, 2004 and since such common stock and warrants commenced public trading on March 29, 2004. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                            Units                   Common Stock            Warrants
                                                            -----                   ------------            --------
                                                       High        Low            High        Low       High        Low
                                                       ----        ---            ----        ---       ----        ---
      2004:
           First Quarter*................              6.25        5.99           4.75       4.75       0.75       0.64

* Through March 29, 2004.

HOLDERS


         As of March 29, 2004, there were nine holders of record of our units, one holder of record of our common stock and one holder of record of our warrants.


DIVIDENDS

         We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

         In December 2003, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:


            Stockholders                                    Number of Shares
            ------------                                    ----------------

            Dr. Richard D. Propper                               244,125

            Kerry Propper                                        177,042

            Jiangnan Huang                                       134,167

            Li Zhang                                             134,167

            Dan Beharry                                          83,417

            Steven Urbach                                        72,917

            Anthony D. Errico Jr.                                23,333

            Michael Urbach                                        5,832

Such shares were issued in December 2003 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. The shares issued to the individuals above were sold at an average purchase price of approximately $0.033 per share. In February 2004, we authorized a 1.1666666-for-one stock split of our common stock, effectively lowering the purchase price to approximately $0.029 per share. The number of shares referred to above have been adjusted to reflect the foregoing stock split.

RECENT PUBLIC OFFERING

            On March 22, 2004, we closed our initial public offering of 4,025,000 units, including 525,000 units issued upon exercise of the underwriters' over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,150,000. The representative of the underwriters in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-111970). The Securities and Exchange Commission declared the registration statement effective on March 16, 2004.

            We paid a total of $1,690,500 in underwriting discounts and commissions, and approximately $1,150,000 has been or will be paid for costs and expenses related to the offering, including $724,500 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds.

            After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,300,000, of which $20,527,500 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

            For further details regarding our future use of proceeds from our initial public offering, see the section entitled "Use of Proceeds" contained in our prospectus dated March 16, 2004 incorporated by reference herein.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         We were formed on December 5, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has its primary operating facilities located in the People's Republic of China. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. For further details regarding our plan of operations, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our prospectus dated March 16, 2004 incorporated by reference herein.


ITEM 7.  FINANCIAL STATEMENTS

         See the Financial Statements and Notes thereto, together with the report thereon of Goldstein Golub Kessler LLP, dated January 12, 2004, except for Note 7 as to which the date is February 19, 2004, contained in our prospectus dated March 16, 2004 incorporated by reference herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL CHANGES.

         None.


ITEM 8A. CONTROL AND PROCEDURES

         An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2003 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

        Our current directors and executive officers are as follows:


          Name                           Age         Position
          ----                           ---         --------
          Dr. Richard D. Propper         57          Chairman of the Board of Directors
          Jiangnan Huang                 54          Chief Executive Officer and Director
          Li Zhang                       51          Chief Financial Officer and Director
          Kerry Propper                  29          Executive Vice President and Director

         DR. RICHARD D. PROPPER has been our chairman of the board of directors since our inception. In June 2001, he formed Chardan Ventures, a venture capital management and financial strategic consulting firm based in Southern California, and has been its manager since its formation. During this time, Dr. Propper has been focused principally on building business relationships between Chinese and U.S. companies. From June 2002 to July 2003, Dr. Propper was chief executive officer and chairman of the board of Mera Pharmaceuticals, Inc., a public company that produces products from aquatic microorganisms. In 1984, he founded Montgomery Medical Ventures Funds, an early stage venture capital firm, and was the managing general partner until July 1993. He then pursued private investment activities from July 1993 until he formed Chardan Ventures in June 2001. Dr. Propper received a B.S. from McGill University and an M.D. from Stanford University. He also spent ten years on the faculty of Harvard medical school as a research fellow and an assistant professor in pediatrics. Dr. Propper is the father of Kerry Propper, our executive vice president.

         JIANGNAN HUANG has been our chief executive officer and a member of our board of directors since our inception. Mr. Huang has been a senior advisor to CITIC Securities, a Chinese broker dealer, with principal responsibility for its large international investment banking projects, since October 2002. He has also held a number of other senior positions in Chinese financial companies, including his tenure as president of Hong Kong Southern Capital Financial Group and director and general manager of Hong Kong Southern Capital Securities Co., Ltd. from July 2000 to October 2002. From October 1997 until July 2000, he also served in a number of capacities with China Everbright Securities Co., Ltd. (Hong Kong), including a role as chief investment officer of the China Everbright Growth Fund. Mr. Huang received an MBA from the China Social Sciences University in 1981, where he engaged in advanced study at The Regional Economic Research & Development Center at the United Nations.

         LI ZHANG has been our chief financial officer and a member of our board of directors since our inception. Since September 2001, Mr. Zhang has been a principal and president of Pacific Asia Ventures, LLC, a company that provides strategic consulting services for Chinese-U.S. business relationships. Since September 2002, he has been an advisor to Mera Pharmaceuticals, Inc. Mr. Zhang has also been an advisor for Parentech, Inc., a company that produces products that enhance the development and well-being of infants, since December 2002. From January 1994 until September 2001, Mr. Zhang served as chairman of Sino-American Investment, Inc., an investment consulting firm. From September 1996 until September 1998, Mr. Zhang also served as a consultant to the China Retail Fund, a venture capital fund that invests in retail ventures with backing from American International Group. Mr. Zhang has two decades of experience in establishing commercial and financial relationships between Chinese companies, government agencies and Western investors. Among his other affiliations during that time, he was chairman of Sino-American Power, Ltd., an organization formed for the purpose of building electric power generating plants in China, from 1994 through 1996. Mr. Zhang received a B.A. from the Shenyang Teacher's University in the PRC.

         KERRY PROPPER has been our executive vice president and a member of our board of directors since our inception. Mr. Propper has been the owner and chief executive officer of The Gramercy Group

LLC, a New York based broker/dealer, since July 2003. From February 1999 to July 2003, Mr. Propper was a founder, owner and managing director of Windsor Capital Advisors, a full service brokerage firm also based in New York. Mr. Propper also founded The Private Capital Group LLC, a small private investment firm specializing in hard money loans and convertible preferred debt and equity offerings for small public companies, in May 2000 and was affiliated with it until December 2003. From July 1997 until February 1999, Mr. Propper served as a senior trader of Aegis Capital Corp., a broker dealer and member firm of the NASD. Mr. Propper received his B.A. (with honors) in Economics and International Studies from Colby College and studied at the London School of Economics. Kerry Propper is Dr. Propper's son.

         Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Li Zhang, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Kerry Propper, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Dr. Propper and Jiangnan Huang, will expire at the third annual meeting.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Because we did not consummate our initial public offering until after December 31, 2003, no reports were required to be filed during the year ended December 31, 2003.

AUDIT COMMITTEE ISSUES

         We currently do not have an audit committee and, accordingly, do not have audit committee financial expert. Nevertheless, in connection with our initial public offering, we agreed to establish an audit committee with certain functions that is composed of members of our board of directors (but excluding our chief financial officer) by March 16, 2005 and, in connection therewith, intend to seek an audit committee financial expert.

CODE OF ETHICS

         We have not yet adopted a code of ethics. However, we intend to adopt, during fiscal 2004, a code of ethics that complies with the applicable guidelines issued by the SEC.

ITEM 10. EXECUTIVE COMPENSATION

         Commencing on March 16, 2004 and ending upon the acquisition of a target business, we incur a fee from Chardan Ventures LLC of $7,500 per month for providing us with office space and certain office and secretarial services. Dr. Richard D. Propper, our chairman of the board, is the manager and 50% owner of Chardan Ventures. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our founding stockholders, including all of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our existing stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.


         Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2004 by:

               o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

               o    each of our officers and directors; and

               o    all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                             Amount and Nature
                                                               of Beneficial
Name and Address of Beneficial Owner(1)                          Ownership       Percent of Class
--------------------------------------                           ---------       ----------------

Dr. Richard D. Propper                                            244,125              5.0%

Kerry Propper                                                     177,042              3.6%


Jiangnan Huang                                                    134,167              2.7%

Li Zhang                                                          134,167              2.7%

Jack Silver (2)                                                   250,000 (3)          5.1%

Barry Rubenstein (4)                                              250,000 (5)          5.1%

All directors and executive officers as a group (4                689,501             14.1%
individuals)


---------------

(1) Unless otherwise indicated, the business address of each of the following is 777 South Highway 101, Suite 215, Solana Beach, California 92075.

(2) The business address of Jack Silver is c/o Sherleigh Associates LLC (d/b/a Star Capital), 660 Madison Avenue, New York, New York 10021.

(3) Does not include 500,000 shares of common stock issuable upon exercise of warrants held by Mr. Silver which are not currently exercisable and which will not become exercisable within the next 60 days. The foregoing information was derived from a Schedule 13G filed with the SEC on March 26, 2004.

(4) The business address of Barry Rubenstein is 68 Wheatley Road, Brookville, New York 11545.

(5) Represents (i) 120,000 shares of common stock held by Woodland Partners, of which Mr. Rubenstein is general partner, and (ii) 130,000 shares of common stock held by Mr. Rubenstein. Does not include 500,000 shares of common stock issuable upon exercise of warrants held by Mr. Rubenstein or Woodland Partners which are not currently exercisable and which will not become exercisable within the next 60 days. The foregoing information was derived from a Schedule 13G filed with the SEC on March 26, 2004.

         All of the shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

          o    March 16, 2007;

          o    our liquidation; or

          o the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

         During the escrow period, the holders of these shares will not be able to sell their securities, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

         Dr. Richard D. Propper, Kerry Propper, Jiangnan Huang and Li Zhang may be deemed to be our "parents" and "promoters," as these terms are defined under the Federal securities laws.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For a complete discussion regarding certain relationships and related transactions, see the section entitled "Certain Transactions" contained in our prospectus dated March 16, 2004 incorporated by reference herein.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this report.

    Exhibit No.            Description
    -----------            ------------
         3.1               Certificate of Incorporation. (1)

         3.2               By-laws. (1)

         4.1               Specimen Unit Certificate. (1)

         4.2               Specimen Common Stock Certificate. (1)

         4.3               Specimen Warrant Certificate. (1)

         4.4               Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (1)

         4.5               Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

         10.1              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Dr. Richard D. Propper (1)

         10.2              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jiangnan Huang. (1)

         10.3              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Li Zhang. (1)

         10.4              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Kerry Propper. (1)

         10.5              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Michael Urbach. (1)

         10.6              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Dan Beharry. (1)

         10.7              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Steven Urbach. (1)

         10.8              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Anthony D. Errico Jr.. (1)

         10.9              Form of Investment  Management Trust Agreement  between  Continental  Stock Transfer & Trust Company and the Registrant. (1)

         10.10             Form of Stock Escrow Agreement  between the Registrant,  Continental  Stock Transfer & Trust Company and
                           the Initial Stockholders. (1)

         10.11             Form of Letter Agreement between Chardan Ventures LLC and Registrant regarding administrative support. (1)

         10.12             Promissory Note, dated December 29, 2003, in the principal amount of $60,000 issued to Kerry Propper. (1)

         10.13             Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

         10.14             Warrant Purchase Agreement among Dr. Richard D. Propper and EarlyBirdCapital, Inc.  (1)

         10.15             Promissory Note, dated January 26, 2004, in the principal amount of $10,000 issued to Kerry Propper. (1)

         10.16             Letter amendment to Letter Agreements between the Registrant, EarlyBirdCapital, Inc. and each of
                           Dr. Richard D. Propper, Jiangnan Huang, Li Zhang, Kerry Propper, Michael Urbach, Dan Beharry, Steven
                           Urbach and Anthony D. Errico Jr.

         31.1              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32                Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.

     (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-111970)

(b)  Reports on Form 8-K

     None during period ended December 31, 2003.

     Form 8-K filed on March 22, 2004, including Item 5 and Item 7 (Audited Financial Statements for the periods from December 5, 2003 (inception) to March 22, 2004, January 1, 2004 to March 22, 2004 and December 5, 2003 (inception) to December 31, 2003)

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The firm of Goldstein Golub Kessler LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

AUDIT FEES

         We did not pay any fees to our principal accountant during the fiscal year ended December 31, 2003. We have been billed $20,000 for the service our principal accountant performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2004

AUDIT-RELATED FEES

         During 2003, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

         During 2003, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

ALL OTHER FEES

         During 2003, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

         We currently do not have an audit committee.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2004.

                         CHARDAN CHINA ACQUISITION CORP.

                         By: /s/ Dr. Richard D. Propper
                             --------------------------
                             Dr. Richard D. Propper
                             Chairman of the Board (Principal Executive Officer)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                   Title                                  Date
----                                                   -----                                  ----
/s/ Richard D. Propper
--------------------------------         Chairman of the Board (Principal                March 30, 2004
Dr. Richard D. Propper                   Executive Officer)


/s/ Li Zhang
--------------------------------         Chief Financial Officer and Director            March 30, 2004
Li Zhang                                 (Chief Accounting Officer and Principal
                                         Account Officer)

/s/ Jiangnan Huang
--------------------------------         Chief Executive Officer and Director            March 30, 2004
Jiangnan Huang

/s/ Kerry Propper
--------------------------------         Executive Vice President                        March 30, 2004
Kerry Propper