Form 10QSB
period 2004-03-31
CHARDAN CHINA ACQUISITION CORP
filed 2004-05-24
CIK 1275567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2004

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _____________ to _____________

                        Commission File Number 000-50604

                      Chardan China Acquisition Corporation
                      -------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



                    Delaware                             20- 0456115
                    --------                             -----------
        (State or other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)              Identification No.)


        777 South Highway 101, Suite 215, Solana Beach, California 92075
        ----------------------------------------------------------------
                     (Address of Principal Executive Office)


                                 (858) 847-9000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         As of May 14, 2004, 4,900,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                                                           Page
                                                                           ----
Part I:  Financial Information:

       Item 1 -Financial Statements (Unaudited):

         Balance Sheets                                                      3

         Statements of Operations                                            4

         Statements of Stockholders' Equity                                  5

         Statements of Cash Flows                                            6

          Notes to Financial Statements                                      7

       Item 2 - Management's Discussion and Analysis or Plan of Operation   10

       Item 3 - Controls and Procedures                                     11

Part II.  Other Information

       Item 2 - Changes in Securities and Small Business Issuer Purchases
              of Equity Securities                                          12

       Item 6 - Exhibits and Reports on Form 8-K                            12

Signatures and Certifications                                               13

                                                       CHARDAN CHINA ACQUISITION CORP.
                                              (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                                        BALANCE SHEETS
--------------------------------------------------------------------------------------
                                                            March 31,     December 31,
                                                              2004            2003
                                                          (Unaudited)
--------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                                 $    698,220    $     59,988
     Cash held in Trust Fund (Note 1)                       20,532,153              --
     Prepaid expenses                                          122,394              --
                                                          ------------    ------------
          Total current assets                              21,352,767          59,988
Deferred registration costs                                         --          25,000
                                                          ------------    ------------
Total assets                                              $ 21,352,767    $     84,988
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                     $     27,630    $        523
     Due to officer and director                                46,592              --
     Notes payable, stockholder (Note 3)                            --          60,000
     Deferred interest                                             930              --
                                                          ------------    ------------
          Total current liabilities                             75,152          60,523
                                                          ------------    ------------

Common stock, subject to possible redemption,
     804,598 shares at redemption value (Note 1)             4,103,450              --
                                                          ------------    ------------

Commitment (Note 4)

Stockholders' equity (Notes 1, 2, 5 and 6)
     Preferred stock, $.0001 par value, Authorized
          1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 20,000,000 shares
          Issued and outstanding 4,900,000 shares
               (which includes 804,598 subject to
               possible redemption) and
               875,000, respectively                               490              87
     Additional paid-in capital                             17,191,819          24,913
     Deficit accumulated during development stage              (18,144)           (535)
                                                          ------------    ------------

          Total stockholders' equity                        17,174,165          24,465
                                                          ------------    ------------
Total liabilities and stockholders' equity                $ 21,352,767    $     84,988
                                                          ============    ============

                 See accompanying notes to financial statements

                                                 CHARDAN CHINA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                            STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------
                                                 Three months    Period from
                                                     ended     December 5, 2003
                                                March 31, 2004  (inception) to
                                                                March 31, 2004
--------------------------------------------------------------------------------
Expenses:

     Travel charges                               $     7,908    $     7,908
     Rent and office support                            3,871          3,871
     Professional fees                                  3,032          3,032
     Directors and officers insurance                   4,455          4,455
     Other formation and operating costs                2,066          2,601
                                                  -----------    -----------

Operating Loss                                    $   (21,332)   $   (21,867)
                                                  -----------    -----------

     Interest income on trust fund                      3,723          3,723
                                                  -----------    -----------

Net loss                                          $   (17,609)   $   (18,144)
                                                  ===========    ===========

Net loss per share                                $      (.01)
                                                  -----------

Weighted average shares outstanding                1,317,308
                                                  -----------

            See accompanying notes to unaudited financial statements

                                                                                              CHARDAN CHINA ACQUISITION CORP.
                                                                                     (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                               STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
                                                         Additional
                                                        Common Stock                       Deficit accumulated
                                                        ------------             Paid-In       during the
                                                     Shares       Amount         Capital    development stage     Total
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 5, 2003 (inception)                     --   $         --   $         --     $         --    $         --

Sale of 875,000 shares of common stock to
     initial stockholders                            875,000             87         24,913               --          25,000

Net loss for the period                                   --             --             --             (535)           (535)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                           875,000   $         87   $     24,913     $       (535)   $     24,465

Sale of 4,025,000 units, net of underwriters'
   discount and offering expenses (includes
   804,598 shares subject to possible              4,025,000            403     21,270,256               --      21,270,659
   redemption)

Proceeds subject to possible redemption of                --             --     (4,103,450)              --      (4,103,450)
   804,598 shares

Proceeds from issuance of option                                                       100                              100

Net loss for the period (unaudited)                       --             --             --          (17,609)        (17,609)
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004 (unaudited)                4,900,000   $        490   $ 17,191,819     $    (18,144)   $ 17,174,165
                                                ============   ============   ============     ============    ============
-----------------------------------------------------------------------------------------------------------------------------



           See accompanying notes to unaudited financial statements.

                                                       CHARDAN CHINA ACQUISITION CORP.
                                              (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                  STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------

                                                       Three months   December 5, 2003
                                                          ended        (inception) to
                                                       March 31, 2004  March 31, 2004
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $    (17,609)   $    (18,144)
Adjustments to reconcile net loss to net cash used
  in operating activities
Increase in prepaid expenses                                (122,394)       (122,394)
Increase in accrued expenses                                   7,107           7,630
Increase due to officers and directors                         7,908           7,908
Increase in deferred interest                                    930             930
                                                        ------------    ------------
               Net cash used in operating activities        (124,058)       (124,070)
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash held in Trust Fund                             (20,532,153)    (20,532,153)
                                                        ------------    ------------
           Net cash used in investing activities         (20,532,153)    (20,532,153)
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Gross proceeds from public offering                  24,150,000      24,150,000
     Proceeds from issuance of option                            100             100
     Payment of costs of public offering                  (2,795,657)     (2,820,657)
     Proceeds from sale of shares of common
          stock                                                   --          25,000
     Proceeds from notes payable, stockholder                 10,000          70,000
     Payments of notes payable, stockholder                  (70,000)        (70,000)
                                                        ------------    ------------
           Net cash provided by financing activities      21,294,443      21,354,443
                                                        ------------    ------------

Net increase in cash                                         638,232         698,220
Cash at beginning of the period                               59,988              --
                                                        ------------    ------------
Cash at end of the period                               $    698,220    $    698,220
                                                        ------------    ------------

Supplemental schedule of non-cash financing activity:

     Accrual of offering costs                          $     58,684    $     58,684
                                                        ============    ============

            See accompanying notes to unaudited financial statements

                                                 CHARDAN CHINA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      BASIS OF PRESENTATION      The financial statements at March 31, 2004
                                   and for the periods ended March 31, 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Chardan
                                   China Acquisition Corp. (the "Company") as of
                                   March 31, 2004 and the results of its
                                   operations and its cash flow for the periods from January 1, 2004 through March 31, 2004 and from December 5, 2003 (inception) to
                                   March 31, 2004. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

                                   The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003.

2.      ORGANIZATION               The Company was incorporated in December 5,
        AND                        2003 as a blank check company whose objective
        BUSINESS                   is to acquire an operating business that has
        OPERATIONS                 its primary operating facilities located in
                                   the People's Republic of China.

                                   All activity from December 5, 2003
                                   (inception) through March 31, 2004 relates to the Company's formation and initial public offering described below.

                                   The registration statement for the Company's initial public offering ("Offering") was declared effective March 16, 2004. The Company consummated the offering on March 22, 2004 and received net proceeds of approximately $21,270,000 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business in the entertainment, media and communications industry ("Business Combination"). An amount of $20,527,500 of the net proceeds ($20,532,153, including interest, at March 31, 2004) is being held in an interest-bearing trust account ("Trust Fund") until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

                                   The Company, after signing a definitive
                                   agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 875,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to the Business Combination. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable.

                                   With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the original amount placed in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying balance sheet and 19.99% of the related interest earned has been recorded as deferred interest.

                                   The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note
                                   3).

3.      INITIAL PUBLIC OFFERING    On March 22, 2004, the Company sold 4,025,000
                                   units ("Units") in the Offering, which
                                   included all of the 525,000 Units subject to the underwriters' over-allotment option. Each
                                   Unit consists of one share of the Company's common stock, $.0001 par value, and two
                                   Redeemable Common Stock Purchase Warrants
                                   ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.40 per share.

4.      COMMON STOCK               In February 2004, the Company's Board of
                                   Directors authorized a 1.1666666 to one
                                   forward stock split of its common stock. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the stock split.

                                   As of March 31, 2004, 9,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

         The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

PLAN OF OPERATIONS

         We were formed on December 5, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company in the entertainment, media and communications industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

         We consummated our initial public offering on March 22, 2004. The net loss of $17,609 for the three-month period ended March 31, 2004 consisted of travel charges of $7,908, rent and office support of $3,871, professional fees of $3,032, directors' and officers' insurance of $4,455 and formation and operating costs of $2,066, offset by interest earned on cash held in Trust Fund of $3,723.

         We consummated our initial public offering on March 22, 2004. Gross proceeds from our initial public offering were $24,150,000. We paid a total of $1,690,500 in underwriting discounts and commissions, and approximately $1,189,000 has been or will be paid for costs and expenses related to the offering, including $724,500 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,271,000, of which $20,527,500 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that, upon consummation of this offering, we will have sufficient available funds outside of the trust fund to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate $180,000 for the administrative fee payable to Chardan Ventures ($7,500 per month for two years), approximately $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $270,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $115,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

         Commencing on March 16, 2004 and ending upon the acquisition of a target business, we incur a fee from Chardan Ventures LLC of $7,500 per month for providing us with office space and certain office and secretarial services. Dr. Richard D. Propper, our chairman of the board, is the manager and 50% owner of Chardan Ventures. In addition, in December 2003 and January 2004, Kerry Propper, our executive vice president, advanced an aggregate of $70,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 3.  CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,309,000, of which $20,527,500 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:


                  31.1 - Section 302 Certification by CEO

                  31.2 - Section 302 Certification by CFO

                  32.1 - Section 906 Certification by CEO

                  32.2 - Section 906 Certification by CFO

         (b)      Reports on Form 8-K:

                  Date                       Items        Financial Statements
                  ----                       -----        --------------------
                  March 22, 2004              5, 7        Audited Financial Statements for the periods from December 5,
                                                          2003 (inception) to March 22, 2004, January 1, 2004 to March
                                                          22, 2004 and December 5, 2003 (inception) to December 31, 2003

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHARDAN CHINA ACQUISITION CORP.

Dated:  May 14, 2004
                                       /s/ Richard D. Propper
                                       -------------------------------
                                       Dr. Richard D. Propper
                                       Chairman of the Board