Form 10QSB
period 2004-06-30
CHARDAN CHINA ACQUISITION CORP
filed 2004-08-16
CIK 1275567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2004
                                    --------------

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from                to
                                    --------------    --------------

                        Commission File Number 000-50604
                                               ---------

                      Chardan China Acquisition Corporation
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Delaware                                 20-0456115
                 --------                                 -----------
     (State or other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

              625 Broadway, Suite 1111, San Diego, California 92101
              -----------------------------------------------------
                     (Address of Principal Executive Office)

                                 (858) 847-9000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes |X| No
[ ]

     As of August 12, 2004, 4,900,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                                            Page
                                                                            ----
Part I:  Financial Information:

       Item 1 - Financial Statements (Unaudited):

         Balance Sheets                                                        3

         Statements of Operations                                              4

         Statements of Stockholders' Equity                                    5

         Statements of Cash Flows                                              6

         Notes to Financial Statements                                        7

       Item 2 - Management's Discussion and Analysis or Plan of Operation     10

       Item 3 - Controls and Procedures                                       11

Part II.  Other Information

       Item 2 - Changes in Securities and Small Business Issuer Purchases of
              Equity Securities                                               12

       Item 6 - Exhibits and Reports on Form 8-K                              12

Signatures                                                                    13

                                                 CHARDAN CHINA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                                  BALANCE SHEETS
================================================================================

                                                                June 30,     December 31,
                                                                 2004           2003
                                                              (Unaudited)
-----------------------------------------------------------------------------------------

ASSETS
Current assets:
     Cash                                                   $    400,180    $     59,988
     Investment in treasury bill - held in trust (Note 1)     20,573,604             -
     Prepaid expenses                                             98,107             -
                                                            ------------    ------------
          Total current assets                                21,071,891          59,988
Deferred registration costs                                          -            25,000
Deferred potential acquisition costs                               8,334             -
                                                            ------------    ------------
Total assets                                                $ 21,080,225    $     84,988
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                       $     25,853    $        523
     Due to officers and directors                                34,145             -
     Notes payable, stockholder (Note 3)                             -            60,000
     Deferred interest                                             9,213             -
                                                            ------------    ------------
          Total current liabilities                               69,211          60,523
                                                            ------------    ------------
Common stock, subject to possible redemption,
     804,598 shares at redemption value (Note 1)               4,103,450             -
                                                            ------------    ------------
Commitment (Note 4)

Stockholders' equity (Notes 1, 2, 5 and 6)
     Preferred stock, $.0001 par value, Authorized
          1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 20,000,000 shares
          Issued and outstanding 4,900,000 shares
               (which includes 804,598 subject to
               possible redemption) and
               875,000, respectively                                 490              87
     Additional paid-in capital                               17,163,483          24,913
     Deficit accumulated during development stage               (256,409)           (535)
                                                            ------------    ------------
          Total stockholders' equity                          16,907,564          24,465
                                                            ------------    ------------
Total liabilities and stockholders' equity                  $ 21,080,225    $     84,988
                                                            ============    ============

                 See accompanying notes to financial statements

                                                 CHARDAN CHINA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                            STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================

                                                                                    Period from
                                              Three months          Six months    December 5, 2003
                                                  ended               ended        (inception) to
                                              June 30, 2004       June 30, 2004     June 30, 2004
--------------------------------------------------------------------------------------------------

Operating Expenses:
     Travel and entertainment                  $   112,919        $   120,827        $   120,827
     Consulting fee                                 87,500             87,500             87,500
     Rent and office support                        22,500             26,371             26,371
     Professional fees                              16,517             19,549             19,549
     Directors and officers insurance               29,037             33,492             33,492
     Transfer agent fees                             2,750              3,051              3,051
     Other formation and operating costs               407              2,172              2,707
                                               -----------        -----------        -----------

Operating Loss                                 $  (271,630)       $  (292,962)       $  (293,497)
                                               -----------        -----------        -----------

Interest income on trust fund                       33,365             37,088             37,088
                                               -----------        -----------        -----------

Net loss                                       $  (238,265)       $  (255,874)       $  (256,409)
                                               ===========        ===========        ===========

Net loss per share                             $      (.05)       $      (.08)
                                               -----------        -----------

Weighted average shares outstanding              4,900,000          3,108,654
                                               ===========        ===========

            See accompanying notes to unaudited financial statements

                                                 CHARDAN CHINA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                              STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================

                                                          Additional                       Deficit accumulated
                                                         Common Stock          Paid-In         during the
                                                       Shares      Amount      Capital      development stage         Total
------------------------------------------------------------------------------------------------------------------------------

Balance, December 5, 2003 (inception)                    ---     $   ---     $      ---        $    ---          $     ---

Sale of 875,000 shares of common stock to
     initial stockholders                              875,000          87         24,913           ---                25,000

Net loss for the period                                  ---         ---            ---              (535)               (535)

------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                             875,000   $      87   $     24,913      $     (535)       $     24,465
(Unaudited)
Sale of 4,025,000 units, net of underwriters'
   discount and offering expenses (includes
   804,598 shares subject to possible
   redemption)                                       4,025,000         403     21,241,920           ---            21,242,323

Proceeds subject to possible redemption of
   804,598 shares                                        ---         ---       (4,103,450)          ---            (4,103,450)

Proceeds from issuance of option                                                      100                                 100

Net loss for the period (unaudited)                      ---         ---            ---          (255,874)           (255,874)
------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004 (unaudited)                   4,900,000   $     490   $ 17,163,483      $ (256,409)       $ 16,970,564
==============================================================================================================================

            See accompanying notes to unaudited financial statements.

                                                 CHARDAN CHINA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                            STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                          Six months     December 5, 2003
                                                             ended        (inception) to
                                                        June 30, 2004      June 30, 2004
-----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $   (255,874)     $   (256,409)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES
Accrued interest on Treasury Bill                            (30,856)          (30,856)
Increase in prepaid expenses                                 (98,107)          (98,107)
Increase in accrued expenses                                  16,996            17,519
Increase due to officers and directors                        34,145            34,145
Increase in deferred interest                                  9,213             9,213
                                                        ------------      ------------
           Net cash used in operating activities            (324,483)         (324,495)
                                                        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of Treasury Bill                     (20,542,748)      (20,542,748)
                                                        ------------      ------------
           Net cash used in investing activities         (20,542,748)      (20,542,748)
                                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Gross proceeds from public offering                  24,150,000        24,150,000
     Proceeds from issuance of option                            100               100
     Payment of costs of public offering                  (2,882,677)       (2,907,677)
     Proceeds from sale of shares of common
          stock                                                 --              25,000
     Proceeds from notes payable, stockholder                 10,000            70,000
     Payments of notes payable, stockholder                  (70,000)          (70,000)
                                                        ------------      ------------
           Net cash provided by financing activities      21,207,423        21,267,423
                                                        ------------      ------------

Net increase in cash                                         340,192           400,180
Cash at beginning of the period                               59,988              --
                                                        ------------      ------------
Cash at end of the period                               $    400,180      $    400,180
                                                        ============      ============

Supplemental schedule of non-cash financing activity:

     Accrual of deferred acquisition costs              $      8,334      $      8,334
                                                        ============      ============

            See accompanying notes to unaudited financial statements

                                                 CHARDAN CHINA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
================================================================================

1. BASIS OF PRESENTATION         The financial statements at June 30, 2004 and
                                 for the periods ended June 30, 2004 are
                                 unaudited. In the opinion of management, all
                                 adjustments (consisting of normal accruals)
                                 have been made that are necessary to present
                                 fairly the financial position of Chardan China
                                 Acquisition Corp. (the "Company") as of June
                                 30, 2004 and the results of its operations and
                                 its cash flow for the periods from January 1,
                                 2004 through June 30, 2004 and from December 5,
                                 2003 (inception) to June 30, 2004. Operating
                                 results for the interim period presented are
                                 not necessarily indicative of the results to be
                                 expected for a full year.

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

                                 The registration statement for the Company's
                                 initial public offering ("Offering") was
                                 declared effective March 16, 2004. The Company
                                 consummated the offering on March 22, 2004 and
                                 received net proceeds of approximately
                                 $21,242,000 (Note 3). The Company's management
                                 has broad discretion with respect to the
                                 specific application of the net proceeds of
                                 this Offering, although substantially all of
                                 the net proceeds of this Offering are intended
                                 to be generally applied toward consummating a
                                 business combination with a operating business
                                 in the entertainment, media and communications
                                 industry ("Business Combination"). An amount of
                                 $20,527,500 of the net proceeds is being held
                                 in an interest-bearing trust account ("Trust
                                 Fund") until the earlier of (i) the
                                 consummation of its first Business Combination
                                 or (ii) liquidation of the Company. Under the
                                 agreement governing the Trust Fund, funds will
                                 only be invested in United States government
                                 securities (Treasury Bills) with a maturity of
                                 180 days or less. This amount, plus interest
                                 earned,  has been invested in a Treasury Bill.
                                 The Treasury Bill has been accounted for as a
                                 trading security, which is recorded at its
                                 market value of approximately $20,574,000 at
                                 June 30, 2004. The excess of market value over
                                 cost, exclusive of the deferred interest
                                 described in Note 3, is included in interest
                                 income in the accompanying

                                 Statement of Operations. The remaining net
                                 proceeds may be used to pay for business, legal
                                 and accounting due diligence on prospective
                                 acquisitions and continuing general and
                                 administrative expenses.

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
                                 Such Public Stockholders are entitled to
                                 receive their per share interest in the Trust
                                 Fund computed without regard to the shares held
                                 by Initial Stockholders. Accordingly, a portion
                                 of the net proceeds from the offering (19.99%
                                 of the amount originally held in the Trust
                                 Fund) has been classified as common stock
                                 subject to possible redemption in the
                                 accompanying balance sheet and 19.99% of the
                                 related interest earned on the Treasury Bill
                                 has been recorded as deferred interest.

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

                                 As of June 30, 2004, 9,100,000 shares of common
                                 stock were reserved for issuance upon exercise
                                 of redeemable warrants and underwriters' unit
                                 purchase option.

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

         We consummated our initial public offering on March 22, 2004. Net loss of $238,265 for the three month period ended June 30, 2004 consisted of $112,919 of travel and entertainment expenses, $87,500 of consulting expenses, $29,037 for directors and officers insurance, $22,500 expense for a monthly administrative services agreement, $16,517 for professional fees, $2,750 for transfer agent fees and other formation and operating costs of $407, offset by interest income on the Trust Fund investment of $33,365. The $87,500 of consulting expenses relates to an agreement we entered into during the period ended June 30, 2004 with a consulting firm to assist us in our search to identify prospective target businesses for our business combination. The consulting firm has also agreed to perform due diligence on such prospective target businesses as well as assisting us in structuring and consummating the business combination. In the event a business combination is ultimately consummated, we are obligated to pay the consulting firm an additional $162,500.

         We consummated our initial public offering on March 22, 2004. Gross proceeds from our initial public offering were $24,150,000. We paid a total of
$1,690,500 in underwriting discounts and commissions, and approximately
$1,217,000 has been or will be paid for costs and expenses related to the offering, including $724,500 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,242,000, of which $20,527,500 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through March 16, 2006, assuming that a business combination is not consummated during that time. Over this time period, we anticipate $180,000 for the administrative fee payable to Chardan Ventures
($7,500 per month for two years), approximately $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and

                                       10

accounting fees relating to our SEC reporting obligations and $270,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $115,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in
Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                       11

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

             None

                                       12

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CHARDAN CHINA ACQUISITION CORP.

Dated: August 12, 2004

                                                 /s/ Richard D. Propper
                                                     ---------------------------
                                                     Dr. Richard D. Propper
                                                     Chairman of the Board