Form 10QSB
period 2004-09-30
CHARDAN CHINA ACQUISITION CORP
filed 2004-11-22
CIK 1275567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2004
                                    ------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____________ to _____________

                        Commission File Number 000-50604

                         Chardan China Acquisition Corp.
                         -------------------------------
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
Yes [X] No [ ]

     As of November 19, 2004, 4,900,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

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

                                                 CHARDAN CHINA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                                  BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            September 30,          December 31,
                                                                2004                  2003
                                                             (Unaudited)
------------------------------------------------------------------------------------------------

ASSETS
Current assets:
     Cash                                                  $       222,679       $        59,988
     Investments held in trust                                  20,642,283                  --
     Prepaid expenses                                               58,819                  --
                                                           ---------------       ---------------
          Total current assets                                  20,923,781                59,988
Deferred registration costs                                           --                  25,000
                                                           ---------------       ---------------
Total assets                                               $    20,923,781       $        84,988
                                                           ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                      $        62,241       $           523
     Due to officers and directors                                  24,366                  --
     Notes payable, stockholder                                       --                  60,000
     Deferred interest                                              22,945                  --
                                                           ---------------       ---------------
          Total current liabilities                                109,552                60,523
                                                           ---------------       ---------------

Common stock, subject to possible redemption,
     804,598 shares at redemption value                          4,103,450                  --
                                                           ---------------       ---------------

Commitment

Stockholders' equity
     Preferred stock, $.0001 par value, Authorized
          1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 20,000,000 shares
          Issued and outstanding 4,900,000 shares
               (which includes 804,598 subject to
               possible redemption) and
               875,000, respectively                                   490                    87
     Additional paid-in capital                                 17,163,483                24,913
     Deficit accumulated during development stage                 (453,194)                 (535)
                                                           ---------------       ---------------

          Total stockholders' equity                            16,710,779                24,465
                                                           ---------------       ---------------
Total liabilities and stockholders' equity                 $    20,923,781       $        84,988
                                                           ===============       ===============

                 See accompanying notes to financial statements

                                                 CHARDAN CHINA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                            STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                Three months          Nine months          Period from
                                                    ended                ended           December 5, 2003
                                              September 30, 2004   September 30, 2004     (inception) to
                                                                                        September 30, 2004
-----------------------------------------------------------------------------------------------------------
Operating Expenses:

     Travel and entertainment                  $        58,418      $       179,245      $       179,245
     Consulting fee                                     91,117              178,617              178,617
     Rent and office support                            22,500               48,871               48,871
     Professional fees                                  46,964               66,513               66,513
     Directors and officers insurance                   29,038               62,530               62,530
     Transfer agent fees                                 2,750                5,801                5,801
     Other formation and operating costs                   948                3,120                3,655
                                               ---------------      ---------------      ---------------

Operating Loss                                        (251,735)            (544,697)            (545,232)
                                               ---------------      ---------------      ---------------

Interest income on trust fund                           33,365               92,038               92,038
                                               ---------------      ---------------      ---------------

Net loss                                       $      (218,370)     $      (452,659)     $      (453,194)
                                               ===============      ===============      ===============

Net loss per share                             $         (0.04)     $         (0.12)
                                               ---------------      ---------------

Weighted average shares outstanding                  4,900,000            3,710,128
                                               ===============      ===============

            See accompanying notes to unaudited financial statements

                                                 CHARDAN CHINA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                  STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                          Additional
                                                         Common Stock                            Deficit accumulated
                                                         ------------             Paid-In             during the
                                                    Shares         Amount          Capital        development stage        Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 5, 2003 (inception)                   --         $  --         $       --          $       --        $       --

Sale of 875,000 shares of common stock to
     initial stockholders                            875,000            87             24,913                --              25,000

Net loss for the period                                 --            --                 --                  (535)             (535)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                           875,000       $    87       $     24,913        $       (535)     $     24,465
Unaudited:
Sale of 4,025,000 units, net of underwriters'
   discount and offering expenses (includes
   804,598 shares subject to possible              4,025,000           403         21,241,920                --          21,242,323
   redemption)

Proceeds subject to possible redemption of
   804,598 shares                                       --            --           (4,103,450)               --          (4,103,450)

Proceeds from issuance of option                                                          100                                   100

Net loss for the period (unaudited)                     --            --                 --              (452,659)         (452,659)

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004 (unaudited)            4,900,000       $   490       $ 17,163,483        $   (453,194)     $ 16,710,779
                                                   =========       =======       ============        ============      ============
------------------------------------------------------------------------------------------------------------------------------------

            See accompanying notes to unaudited financial statements.

                                                 CHARDAN CHINA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                            STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                               Nine months          December 5, 2003
                                                                  ended             (inception) to
                                                           September 30, 2004     September 30, 2004
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                              $     (452,659)        $     (453,194)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES
     Amortization of Treasury Bill discounts                        (99,535)               (99,535)
     Increase in prepaid expenses                                   (58,819)               (58,819)
     Increase in accrued expenses                                    61,718                 62,241
     Increase due to officers and directors                          24,366                 24,366
     Increase in deferred interest                                   22,945                 22,945
                                                              --------------         --------------
               Net cash used in operating activities               (501,984)              (501,996)
                                                              --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Treasury Bills                                 (41,170,865)           (41,170,865)
     Maturity of Treasury Bills                                  20,629,000             20,629,000
     Increase in other funds                                           (883)                  (883)
                                                             --------------         --------------
               Net cash used in investing activities            (20,542,748)           (20,542,748)
                                                             --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Gross proceeds from public offering                         24,150,000             24,150,000
     Proceeds from issuance of option                                   100                    100
     Payment of costs of public offering                         (2,882,677)            (2,907,677)
     Proceeds from sale of shares of common
          stock                                                        --                   25,000
     Proceeds from notes payable, stockholder                        10,000                 70,000
     Payments of notes payable, stockholder                         (70,000)               (70,000)
                                                             --------------         --------------
           Net cash provided by financing activities             21,207,423             21,267,423
                                                             --------------         --------------

Net increase in cash                                                162,691                222,679
Cash at beginning of the period                                      59,988                   --
                                                             --------------         --------------
Cash at end of the period                                    $      222,679         $      222,679
                                                             ==============         ==============

            See accompanying notes to unaudited financial statements

                                                 CHARDAN CHINA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION      The financial statements at September 30, 2004
                               and for the periods ended September 30, 2004 are
                               unaudited. In the opinion of management, all
                               adjustments (consisting of normal accruals) have
                               been made that are necessary to present fairly
                               the financial position of Chardan China
                               Acquisition Corp. (the "Company") as of September
                               30, 2004 and the results of its operations for
                               the three-month and nine-month periods ended
                               September 30, 2004 and the period from December
                               5, 2003 (inception) to September 30, 2004 and its
                               cash flows for the nine-month period ended
                               September 30, 2004 and the period from December
                               5, 2003 (inception) to September 30, 2004.
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

2.  ORGANIZATION AND           The Company was incorporated in December 5, 2003
    BUSINESS OPERATIONS        as a blank check company whose objective is to
                               acquire an operating business that has its
                               primary operating facilities located in the
                               People's Republic of China.

                               The registration statement for the Company's
                               initial public offering ("Offering") was declared
                               effective March 16, 2004. The Company consummated
                               the offering on March 22, 2004 and received net
                               proceeds of approximately $21,242,000 (Note 3).
                               The Company's management has broad discretion
                               with respect to the specific application of the
                               net proceeds of this Offering, although
                               substantially all of the net proceeds of this
                               Offering are intended to be generally applied
                               toward consummating a business combination with a
                               operating business in the entertainment, media
                               and communications industry ("Business
                               Combination"). An amount of $20,527,500 of the
                               net proceeds was placed in an interest-bearing
                               trust account ("Trust Fund") until the earlier of
                               (i) the consummation of a Business Combination or
                               (ii) liquidation of the Company. Under the
                               agreement governing the Trust Fund, funds will
                               only be invested in United States government
                               securities (Treasury Bills) with a maturity of
                               180 days or less. This amount, plus interest
                               earned, has been invested in a Treasury Bill. The
                               Treasury Bill has been accounted for as a trading
                               security and is recorded at its market value
                               which approximates amortized cost. The amount
                               held in the Trust Fund,

                                                 CHARDAN CHINA ACQUISITION CORP.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                               including money market funds of approximately
                               $1,000, amounted to approximately $20,642,000 at
                               September 30, 2004. The excess of market value
                               over cost, exclusive of the deferred interest
                               described below, is included in interest income
                               in the accompanying Statement of Operations. The
                               remaining net proceeds may be used to pay for
                               business, legal and accounting due diligence on
                               prospective acquisitions and continuing general
                               and administrative expenses.

                               The Company, after signing a definitive agreement
                               for the acquisition of a target business, will
                               submit such transaction for stockholder approval.
                               In the event that stockholders owning 20% or more
                               of the outstanding stock excluding, for this
                               purpose, those persons who were stockholders
                               prior to the Offering, vote against the Business
                               Combination and exercise their conversion rights
                               described below, the Business Combination will
                               not be consummated. All of the Company's
                               stockholders prior to the Offering, including all
                               of the officers and directors of the Company
                               ("Initial Stockholders"), have agreed to vote
                               their 875,000 founding shares of common stock in
                               accordance with the vote of the majority in
                               interest of all other stockholders of the Company
                               ("Public Stockholders") with respect to the
                               Business Combination. After consummation of the
                               Business Combination, all of these voting
                               safeguards will no longer be applicable.

                               With respect to a Business Combination which is
                               approved and consummated, any Public Stockholder
                               who voted against the Business Combination may
                               demand that the Company convert his shares. The
                               per share conversion price will equal the amount
                               in the Trust Fund as of the record date for
                               determination of stockholders entitled to vote on
                               the Business Combination divided by the number of
                               shares of common stock held by Public
                               Stockholders at the consummation of the Offering.
                               Accordingly, Public Stockholders holding 19.99%
                               of the aggregate number of shares owned by all
                               Public Stockholders may seek conversion of their
                               shares in the event of a Business Combination.
                               Such Public Stockholders are entitled to receive
                               their per share interest in the Trust Fund
                               computed without regard to the shares held by
                               Initial Stockholders. Accordingly, a portion of
                               the net proceeds from the offering (19.99% of the
                               amount originally held in the Trust Fund) has
                               been classified as common stock subject to
                               possible conversion in the accompanying balance
                               sheet and 19.99% of the related interest earned
                               on the investments held in the Trust Fund has
                               been recorded as deferred interest.

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

                               As of September 30, 2004, 9,100,000 shares of
                               common stock were reserved for issuance upon
                               exercise of redeemable warrants and underwriters'
                               unit purchase option.

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

     Net loss of $218,370 for the three month period ended September 30, 2004 consisted of $58,418 of travel and entertainment expenses, $91,117 of consulting expenses, $29,038 for directors and officers insurance, $22,500 expense for a monthly administrative services agreement, $46,964 for professional fees, $2,750 for transfer agent fees and other formation and operating costs of $948, offset by interest income on the Trust Fund investment of $33,365.

     Net loss of $452,659 for the nine month period ended September 30, 2004 consisted of $179,245 of travel and entertainment expenses, $178,617 of consulting expenses, $62,530 for directors and officers insurance, $48,871 expense for a monthly administrative services agreement, $66,513 for professional fees, $5,801 for transfer agent fees and other formation and operating costs of $3,120, offset by interest income on the Trust Fund investment of $92,038. Of the consulting expenses, $125,000 relates to an agreement we entered into during the period ended June 30, 2004 with a consulting firm to assist us in our search to identify prospective target businesses for our business combination. The consulting firm has also agreed to perform due diligence on such prospective target businesses as well as assisting us in structuring and consummating the business combination. In the event a business combination is ultimately consummated, we are obligated to pay the consulting firm an additional $125,000.

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

                                       10

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

ITEM 3. CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in
Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately
$21,242,000, of which $20,527,500 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through September 30, 2004, we have used approximately $502,000 of cash for operating expenses and $70,000 to repay advances made to us by one of our initial stockholders.

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

                                         CHARDAN CHINA ACQUISITION CORP.

Dated:  November 19, 2004
                                         /s/ Richard D. Propper
                                         ---------------------------------------
                                         Dr. Richard D. Propper
                                         Chairman of the Board