Form 10KSB
period 2004-12-31
CHARDAN CHINA ACQUISITION CORP
filed 2005-03-31
CIK 1275567

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2004

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________to ______________

                        Commission File Number 000-50604

                         CHARDAN CHINA ACQUISITION CORP.
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                        20-0456115
 (State of Incorporation)                          (Small Business Issuer
                                                I.R.S. Employer I.D. Number)


625 Broadway, Suite 1111, San Diego, California                       92101
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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

Issuer's revenues for the fiscal year ended December 31, 2004 were $0.

As of March 15, 2005, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $27,571,250.

As of March 15, 2005, there were 4,900,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      Chardan China Acquisition Corp. is a blank check company that was formed on December 5, 2003 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has its primary operating facilities located in the People's Republic of China.

      On March 22, 2004, we closed our initial public offering of 4,025,000 units, including 525,000 units issued upon exercise of the underwriters' over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,150,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,242,000, of which $20,527,500 was deposited into a trust fund and the remaining proceeds (approximately $714,500) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2004, we have used $627,254 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2004, there was $20,735,328 held in the trust fund.

      We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

      Opportunities for market expansion have emerged for businesses with operations in China due to certain changes in the PRC's political, economic and social policies as well as certain fundamental changes affecting the PRC and its neighboring countries. We believe that China represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including:

      o prolonged economic expansion within China, including gross domestic product growth of approximately 9% on average over the last 25 years with forecasted growth of 8% for 2004;

      o     attractive valuations for target businesses within China;

      o increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity;

      o favorable labor rates and efficient, low-cost manufacturing capabilities;

      o the recent entry of China into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations, which may lead to a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States; and

      o the fact that China's public equity markets are not as well developed and active as the equity markets within the United States and are characterized by companies with relatively small market capitalizations and low trading volumes.

      We believe that these factors and others should enable us to acquire a target business with growth potential on favorable terms.

Recent Developments

Purchase Agreement for Proposed Business Combination

      On December 20, 2004, we entered into a Stock Purchase Agreement with State Harvest Holdings Limited, a British Virgin Islands corporation ("Origin"), and all the stockholders of Origin ("Origin stockholders"). Origin is a BVI holding company formed for the purpose of owning, as of the closing, four Chinese companies engaged in the production, sale and licensing of agricultural corn, cotton and rice seeds. The three operating companies are Beijing Origin Seed Limited, Changchun Origin Seed Technical Development Limited and Henan Origin Cotton Technology Development Limited, and the technology - intellectual property holding and licensing company is Beiging Origin State Harvest Biotechnology Limited. At the closing, the Origin stockholders and their designees, subject to adjustments and certain holdbacks, will be paid an aggregate of $10,000,000 in cash and issued an aggregate of 10,200,000 shares of common stock for all the outstanding common stock of Origin. Of the cash portion of the purchase price, $250,000 will be held back for one year by to secure certain indemnification obligations of the Origin stockholders. As additional purchase price, the Origin stockholders and their designees will receive up to an aggregate of $15,000,000 and up to an aggregate of 1,500,000 additional shares of common stock in the event certain conditions are met. For a more complete discussion of our proposed business combination, including the risk that are applicable to us with respect to our acquisition of Origin, see our Current Report on Form 8-K dated December 20, 2004 and filed with the SEC on December 27, 2004, as amended by Form 8-K/A filed with the SEC on January 21, 2005, and our Preliminary Proxy Statement for our Special Meeting of Stockholders filed with the SEC on February 11, 2005.

      Origin is one of the premier players in China's seed industry. It specializes in the research, development, production, sale and distribution of agricultural crop seeds. Origin's primary concentration is on hybrid corn seed, but it is in the process of expanding into the development and sale of cottonseed and hybrid rice seed.

      Origin was founded in December 1997, with headquarters in Beijing. Currently, Origin has over four hundred employees. It has four subsidiaries, one of which is a technology holding corporation to hold and manage its intellectual property. Origin operates through several branches in locations in Beijing, Hebei, Gansu, Henan, Liaoning, Jilin, and Sichuan. As Origin expands, it plans to locate additional production facilities, sales offices and research stations strategically throughout China in the main corn, cotton, and rice agricultural belts.

      We expect that the transaction will be consummated in the second quarter of 2005, after the required approval by our stockholders. However, unless otherwise indicated, the remainder of this Annual Report on Form 10-KSB assumes that the foregoing transaction is not consummated and that we must seek a different business combination.

Selection of a target business and structuring of a business combination

      We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. We have, and may again in the future, engage professional firms that specialize in business acquisitions to assist us in our search for a target business. If we do, we may be required to pay such firm a finder's fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our "Founders") or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

      Subject to the requirement that the target business must have its primary operating facilities located in China, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

      o     financial condition and results of operation;

      o     growth potential;

      o experience and skill of management and availability of additional personnel;

      o     capital requirements;

      o     competitive position;

      o     stage of development of the products, processes or services;

      o degree of current or potential market acceptance of the products, processes or services;

      o proprietary features and degree of intellectual property or other protection of the products, processes or services;

      o     regulatory environment of the industry; and

      o     costs associated with effecting the business combination.

      These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

Fair Market Value of Target Business

        The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board elects, it may obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria.

Opportunity for stockholder approval of business combination

      We will submit any initial business combination transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with the approval, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

      In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them ("Founder Shares") in accordance with the vote of the majority of the shares of our common stock sold in the initial public offering ("IPO Shares"). We will proceed with the business combination only if a majority of the outstanding shares are voted in favor of the business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

      At the time we seek stockholder approval of the initial business combination, we will offer the holders of IPO Shares the right to have those shares converted to cash if the stockholder votes against the business combination, requests conversion and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the total number of IPO Shares. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights.

Liquidation if no business combination

      If we do not complete a business combination by March 22, 2006, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders.

      The proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Dr. Richard D. Propper, our chairman of the board, and Kerry Propper, our executive vice president and a member of our board of directors, has each agreed that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, in excess of the net proceeds of our initial public offering not held in the trust account.

Competition

        In identifying, evaluating and selecting a target business, we expect to encounter and have encountered competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

      o our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

      o our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

      o our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

      If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business in the PRC and elsewhere. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Government regulations

      Government regulations relating to foreign exchange controls

      In the PRC, the State Administration for Foreign Exchange ("SAFE") regulates the conversion of the Renminbi, China's currency, into foreign currencies. Over the past several years, China has relaxed its foreign exchange controls over account transactions. As a result of this relaxation, foreign investment enterprises (FIEs) are no longer required to obtain prior approval before entering into certain transactions but are required to apply to the SAFE for "Foreign Exchange Registration Certificates for FIEs." Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a "basic account" and "capital account." Currency translation within the scope of the "basic account," such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the "capital account," including capital items such as direct investment, loans and securities, still require approval of the SAFE. This prior approval may delay or impair our ability to operate following a business combination.

      Government regulations relating to taxation

         Under the PRC's current tax laws, regulations and rulings, companies providing certain services, assigning intangible assets or selling immovable property are subject to a business tax at a rate ranging from

3% to 20% of the charges of the services provided, intangible assets assigned or immovable property sold, as the case may be. According to the Applicable Foreign Enterprises Tax Law, income such as dividends and profits distribution from the PRC derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax, subject to reduction as provided by any applicable double taxation treaty, unless the relevant income is specifically exempted from tax under the Applicable Foreign Enterprises Tax Law. The profit derived by a foreign investor from a PRC enterprise is currently exempted from PRC tax according to the Applicable Foreign Enterprises Tax Law. However, if this exemption were to be removed in the future, we might be required to deduct certain amounts from dividends we may pay to our stockholders following a business combination to pay corporate withholding taxes.

Employees

      We have four executive officers, each of whom is a member of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

                       Risks associated with our business

      In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited resources.

      We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business that has its primary operating facilities located in the PRC. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will adversely affected.

      Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. If we liquidate before the completion of a business combination, Dr. Richard D. Propper, our chairman of the board, and Kerry Propper, our executive vice president and a member of our board of directors, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that these individuals will be able to satisfy those obligations.

We may incorrectly ascertain the merits or risks of the business' operations with which we enter into an acquisition agreement.

      To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business or industry, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

      Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 6,000,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and all of the 1,000,000 shares of preferred stock available for issuance. We will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination and have to increase on capitalization as a result. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

      o     may significantly reduce the equity interest of stockholders;

      o will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

      o     may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

      o default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

      o acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

      o our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and


      o our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

It is likely that our current officers and directors will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

      Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

      Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Some of our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

      Some of our officers and directors may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they have fiduciary obligations to. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

      All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

      It is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

      o     solely dependent upon the performance of a single business, or

      o dependent upon the development or market acceptance of a single or limited number of products, processes or services.

      In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with growth potential.

      We expect to encounter competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions in the PRC. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

      Although we believe our current assets will be sufficient to allow us to consummate a business combination. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our existing stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

      Our board of directors is divided into three classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our

"staggered" board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

      We currently have outstanding warrants to purchase 8,050,000 shares of common stock and an option to purchase 350,000 shares of common stock and warrants to purchase an additional 700,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, there will be dilution to the holders of the common stock.

If we are unable to effect a business combination and are forced to liquidate, our warrants will expire worthless.

      If we do not complete a business combination by March 22, 2006, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If our Founders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

      Our Founders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 875,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities.

      Our securities are traded on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market.

Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

      If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

      o     restrictions on the nature of our investments; and

      o     restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination.

      In addition, we may have imposed upon us burdensome requirements, including:

      o     registration as an investment company;'

      o     adoption of a specific form of corporate structure; and

      o reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

      We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in "government securities" with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

      Risks associated with our acquisition of a target business in the PRC

If the PRC does not continue its policy of economic reforms, it could, among other things, result in an increase in tariffs and trade restrictions on products we ultimately produce or sell following a business combination.

      The PRC government has been reforming its economic system since the late 1970s. The economy of the PRC has historically been a nationalistic, "planned economy," meaning it has functioned and produced according to governmental plans and pre-set targets or quotas. However, in recent years, the PRC government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership in business enterprises. We cannot predict the timing or extent of any future economic reforms that may be proposed.

If relations between the United States and the PRC deteriorate, it could cause potential target businesses or their goods or services to become less attractive.

      The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. For instance, the United States recently announced its intention to impose new short-term quotas on Chinese clothing imports, which may be extended for several years. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the PRC in industries that may affect our ultimate target business. Relations may also be compromised if the U.S. becomes a more vocal advocate of Taiwan or proceeds to sell certain military weapons and technology to Taiwan. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in this offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the PRC and the United States.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely curtailed, which could lead to a significant decrease in our profitability following a business combination.

      While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the supply of money and rising inflation. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. If similar restrictions are imposed, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be effected more severely by such a slowing of economic growth.

Any devaluation of currencies used in the PRC could negatively impact our target business' results of operations and cause the cost of a target business as measured in dollars to increase.

      Because our objective is to acquire a target business having its primary operating facilities located in the PRC, and because substantially all revenues and income would be received in a foreign currency such as Renminbi, the main currency used in the PRC, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Renminbi. The value of the Renminbi fluctuates and is affected by, among other things, changes in the PRC's political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate has remained stable over the past several years. However, any devaluation may materially and adversely affect a target business. Recently, the United States and other nations have been pressing China to increase the value of the Renminbi against the dollar and other currencies. If the Renminbi appreciates in value against the dollar prior to the consummation of a business combination, the cost of a target business as measured in dollars will increase.

Because Chinese law will govern almost all of any target business material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

      Chinese law will govern almost all of our target business' material agreements, many of which may be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The system of laws and the enforcement of existing laws in the PRC may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

      Additionally, some of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets will be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws.

Many industries in China are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

      The Chinese government has imposed regulations in various industries that would limit foreign investors' equity ownership or prohibit foreign investments altogether in companies that operate in such industries. As a result, the number of potential acquisition candidates available to us may be limited.

If the United States imposes trade sanctions on the PRC due to its current currency policies, our target business' ability to succeed in the international markets may be diminished.

      The PRC currently "pegs" its currency to the United States dollar. This means that each unit of Chinese currency has a set ratio for which it may be exchanged for United States currency, as opposed to having a floating value like other countries' currencies. This policy is currently under review by policy makers in the United States. Trade groups in the United States have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving exporters an unfair advantage and making its imports expensive. There is increasing pressure for the PRC to change its currency policies to provide for its currency to float freely on international markets, although the PRC has not indicated any intention to change its current policies. As a result, Congress is considering the enactment of a bill that would require the United States treasury secretary to report to Congress whether the PRC is manipulating its currency to gain a trade advantage. If Congress deems this to be the case, tariffs would be imposed on Chinese imports in addition to those already in force. If an additional tariff is imposed, it is possible that China-based companies will no longer maintain significant price advantages over foreign companies, including the United States, on their goods and services. If the PRC is pressured to change its existing currency policies or if the United States or other countries enact laws to penalize the PRC for its existing currency policies, our target companies are likely to be adversely affected since the current competitive advantages that exist as a result of existing currency policies will cease.

ITEM 2. DESCRIPTION OF PROPERTY

      We maintain our executive offices at 625 Broadway, Suite 1111, San Diego, California pursuant to an agreement with Chardan Ventures LLC, an affiliate of Dr. Richard D. Propper, our chairman of the board, and Jiangnan Huang and Zhang Li, each a member of our board of directors. We pay Chardan Ventures a monthly fee of $7,500 which is for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the San Diego metropolitan area, that the fee charged by Chardan Ventures is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

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

                                                      Units                   Common Stock            Warrants
                                                      -----                   ------------            --------
                                                 High        Low            High        Low       High        Low
                                                 ----        ---            ----        ---       ----        ---
2005:
     First Quarter*................             14.35       9.30            8.12       6.20       3.21       1.60

2004:
     Fourth Quarter................             10.60       6.00            6.65       4.85       2.03       0.62
     Third Quarter.................              6.80       5.70            4.94       4.75       0.85       0.61
     Second Quarter................              6.95       6.03            5.00       4.65       1.05       0.64
     First Quarter.................              6.25       5.99            4.79       4.70       0.75       0.64

----------
*     Through March 15, 2005

Holders

      As of March 15, 2005, there was one holder of record of our units, eleven holders of record of our common stock and two holders of record of our warrants. We believe the beneficial holders of the common stock and warrants to be in excess of 400 persons each.

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

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. The shares issued to the individuals above were sold at an average purchase price of approximately $0.033 per share. In February 2004, we authorized a 1.1666666-for-one stock split of our common stock, effectively lowering the purchase price to approximately $0.029 per share.

Initial Public Offering

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

      We paid a total of $1,690,500 in underwriting discounts and commissions, and approximately $1,218,000 has been paid for costs and expenses related to the offering, including $724,500 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,242,000, of which $20,527,500 was deposited into a trust fund and the remaining proceeds (approximately $714,500) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $166,483 in interest through December 31, 2004.

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

      We consummated our initial public offering on Mach 16, 2004. All activity from December 5, 2003 through March 16, 2004 related to our formation and our initial public offering.

      The net loss of $667,699 for the year ended December 31, 2004 consisted primarily of $224,198 of travel and entertainment expenses, $232,304 of consulting expenses, $91,567 for directors and officers liability insurance, $71,371 for a monthly administrative services agreement, $174,999 for professional fees, $13,964 for transfer agent fees and other formation expenses, operating costs of $1,608 and franchise taxes of $24,171, offset by interest income on the trust fund investments, excluding deferred interest, in the amount of $166,483. Of the consulting expenses, $125,000 relates to an agreement we entered into with Best of the Best during the quarter ended June 30, 2004, to assist in our search for prospective target companies in China. The consulting firm has also performed due diligence on prospective target businesses and assisted us in structuring and consummating our business combination. In the event we acquire Origin, we are obligated to pay the consulting firm an additional $125,000.

      We have also employed a financial public relations firm for a period of one year, commencing in December 2004. We agreed to an initial retainer of 24,000 for the first two months of services to be paid $20,000 on signing and the balance of $4,000 payable upon closing of the proposed business combination. For the remaining 10 months, we will pay $10,000 per month, plus reasonable and necessary out-of-pocket expenses. The monthly payment will accrue until the closing of the proposed business combination. The agreement is renewed automatically for successive one year periods unless notice of termination is given 30 days in advance of the renewal date.

      $20,527,500 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of approximately $714,500 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2004, we had cash outside of the trust fund of $99,231, prepaid expenses of $49,532 and total liabilities of $284,902, leaving us with working capital of $20,599,189 or ($136,139) excluding investments held in trust. If we are unable to consummate our proposed business combination with Origin discussed above in Item 1, we do not believe we will have sufficient available funds outside of the trust fund to operate through March 22, 2006. Accordingly, we intend to seek alternative funds through borrowings, including from our officers and directors.

      We are obligated to pay to Chardan Ventures LLC a monthly fee of $7,500 for general and administrative services. In addition, in December 2003 and January 2004, Kerry Propper, our executive vice president, advanced an aggregate of $70,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid in March 2004 out of proceeds of our initial public offering.

ITEM 7.  FINANCIAL STATEMENTS

      This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A. CONTROL AND PROCEDURES

      An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since our inception through December 31, 2004, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

      Our current directors and executive officers are as follows:


      Name                       Age     Position
      ----                       ---     --------
      Dr. Richard D. Propper     58      Chairman of the Board of Directors

      Jiangnan Huang             55      Chief Executive Officer and Director

      Li Zhang                   52      Chief Financial Officer and Director

      Kerry Propper              30      Executive Vice President and Director

      Michael D. Chermak         35      Director

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

      Michael D. Chermak has been a director since March 2005. He is currently the Chairman and Chief Executive Officer of Retail Pilot, the parent of ShopGuard USA, a private company located in San Diego, California, which he joined in 2004. ShopGuard markets tracking and security devices to the retail industry. From August 2003 to June 2004, Mr. Chermak was the Chief Executive Officer Carttronics, LLC, which made and marketed devices that prevent unauthorized removal of shopping carts from retailers' premises. From June 2001 to July 2002, Mr. Chermak was the chief executive officer of First Opinion Corp. which develops software used to assist healthcare providers in making differential diagnoses of patients. From mid-1999 through July 2000, Mr. Chermak was a principal of eByz, LLC, a software development company that he co-founded. eByz was focused on supply chain simplification and automation software products.

      Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Li Zhang, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Kerry Propper and Michael Chermak, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Dr. Propper and Jiangnan Huang, will expire at the third annual meeting.

Audit Committee

         In March 2005, the board of directors established an audit committee. The sole member of the committee is Mr. Michael Chermak, a director who is an "independent director" and who is considered "financially literate," as such terms are defined by NASDAQ. In March 2005 the board of directors adopted an audit committee charter. Pursuant to the terms of the charter, the audit committee's responsibilities include, among other things:

      o annually reviewing and reassessing the adequacy of the committee's formal charter;

      o reviewing our annual audited financial statements with our management and our independent auditors and the adequacy of our internal accounting controls;

      o reviewing analyses prepared by management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

      o     the engagement of the independent auditor;

      o     reviewing the independence of the independent auditors;

      o reviewing our auditing and accounting principles and practices with the independent auditors and reviewing major changes to our auditing and accounting principles and practices as suggested by the independent auditor or our management;

      o the appointment of the independent auditor to the board of directors, which firm is ultimately accountable to the audit committee and the board of directors;

      o approving professional services provided by the independent auditors, including the range of audit and non-audit fees; and

      o reviewing all related party transactions on an ongoing basis for potential conflict of interest situations.

      The audit committee will pre-approve the services to be provided by its independent auditors going forward. The audit committee also reviews and recommends to the board of directors whether or not to approve transactions between the company and an officer or director outside the ordinary course.

      In connection with a business combination, the board of directors intends to cause the resulting entity to establish an appropriate audit committee within the guidelines of NASDAQ or one of the stock exchanges and the rules and regulations of the SEC and adopt a committee charter.

Code of Ethics

      We have not adopted a formal code of ethics statement. The board of directors evaluated the business of the company and the number of employees and determined that since the business is largely limited to maintaining its cash investments while its searches for a target company and consummates an acquisition and the only persons acting for the company are the five directors who are also the officers of the company, general rules of fiduciary duty and federal and state securities laws provide adequate ethical guidelines for their conduct.

      In connection with a business combination, the board of directors intends to cause the resulting entity to establish an appropriate code of ethics within the guidelines of NASDAQ or one of the stock exchanges and the rules and regulations of the SEC.

Shareholder-Director Communication

      We have neither a nominating committee for persons to be proposed as directors for election to the board of directors nor a formal method of communicating the names of nominees from shareholders. We do not have any restrictions on shareholder nominations under our certificate of incorporation or by-laws other than advance notice to provide sufficient time for the board of directors to prepare the appropriate documentation under Delaware corporate law and the federal proxy rules. Currently the entire board of directors decides on nominees, on the recommendation of one or more members of the board. None of the members of the board of directors are "independent." The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the board of directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

      Because the management and directors of the company are the same persons, the board of directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the boards' attention by virtue of the co-extensive employment.

      The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. The company did not have an annual meeting in 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2004, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except Dr. Richard D. Propper filed one Form 4 late disclosing 4 transactions and Kerry Propper filed one Form 4 late disclosing three transactions. In March 2005, Mr. Chermak filed a Form 3 late because the Securities and Exchange Commission was tardy in assigning a filing number and conveyed the wrong number to Mr. Chermak's filing agent.

ITEM 10. EXECUTIVE COMPENSATION

      Commencing March 16, 2004 and ending upon the acquisition of a target business, we are committed to pay Chardan Ventures a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

      Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2005 by:

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

                                              Amount and Nature
                                                of Beneficial       Percent of
Name and Address of Beneficial Owner              Ownership           Class
------------------------------------              ---------         ----------

Dr. Richard D. Propper(1)(2)                       246,125              5.0%

                                              Amount and Nature
                                                of Beneficial       Percent of
Name and Address of Beneficial Owner              Ownership           Class
------------------------------------              ---------         ----------
Kerry Propper(1)(3)                                177,042              3.6%

Jiangnan Huang(1)                                  134,167              2.7%

Li Zhang(1)                                        134,167              2.7%

Michael D. Chermak(1)                                -0-                -0-%

Sapling, LLC(4)                                    480,000              9.8%

Jack Silver(5)                                     250,000              5.1%

First New York Securities LLC(6)                    94,950              1.9%

Judy Finger(6)                                     222,325              4.5%

Douglas Topkes(6)                                  222,325              4.5%

Haystack Capital L.P.(6)                           116,200              2.4%

Barry Rubenstein(7)                                200,000              4.1%

Joseph L. Dowling, III(8)                          330,000              6.7%

Jeffrey L. Feinberg(9)                             389,900              7.9%

All directors and executive officers               691,501(10)         14.1%
as a group (5 individuals)

(1) The business address of each person is 625 Broadway, Suite 1111, San Diego, California 92101.

(2) Does not include 271,250 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within the next 60 days.

(3) Does not include 267,250 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within the next 60 days.

(4) The business address of Sapling, LLC is 535 Fifth Avenue, 31st Floor, New York, New York 10017. Fir Tree Value Master Fund, LP, a Cayman Islands exempted limited partnership, is the sole member of Sapling, LLC and Fir Tree, Inc., a New York corporation, is the manager of Sapling, LLC. The information is derived from a Schedule 13G filed by such entity with the Securities and Exchange Commission on December 23, 2004.

(5) The business address of Jack Silver is c/o Sherleigh Associates LLC (d/b/a Star Capital), 660 Madison Avenue, New York, New York 10021. Does not include 500,000 shares of common stock issuable upon exercise of warrants held by Mr. Mr. Silver which are not currently exercisable and which will not become exercisable within the next 60 days. The foregoing information was derived from a Schedule 13G filed with the SEC on March 26, 2004.

(6) The business address of First New York Securities L.L.C., Ms. Judy Finger, Mr. Douglas Topkis and Haystack Capital L.P. is 850 Third Avenue, 17th Floor, New York, New York 10022. Ms. Finder and Mr. Topkis are employed by and trade securities for the proprietary account of First New York Securities and are managing members of Haystack Capital L.L.C., which is the general partner of Haystack Capital L.P., a hedge fund. The amounts reported above do not include 168,000 shares underlying warrants which are not currently exercisable and which will not become exercisable within the next 60 days. The information is derived from a Schedule 13G filed by the above persons with the SEC on February 8, 2005.

(7) The business address of Woodland Partners, Barry Rubenstein and Marilyn Rubenstein is 68 Wheatley Road, Brookville, New York 11545. Mr. Rubenstein has sole power to vote and dispose of 130,000 shares of common stock and shared voting and dispositive authority for 70,000 shares of common stock with his spouse, Marilyn Rubenstein, held through Woodland Partners of which they are general partners. The amounts reported above do not include 120,000 shares underlying warrants held by Woodland Partners and 160,000 shares underlying warrants held by Barry Rubenstein Rollover IRA Account, none of which are currently exercisable and which will not become exercisable within the next 60 days. The information is derived from a
      Schedule 13G filed by the above persons with the SEC on February 8, 2005.

(8) The business address of Joseph L. Dowling, III is 540 Madison Avenue, 38th Floor, New York, New York 10022. By virtue of the status as the sole managing member of the entities that control the investment decisions of Narragansett I, L.P., the owner of 102,300 shares, and Narragansett Offshore, Ltd., the owner of 227,700 shares. Mr. Dowling may be deemed to be the beneficial owner of shares owned by Narragansett I and Narragansett Offshore and may be deemed to have sole power to vote or direct the vote of and sole power to dispose or direct the disposition of such securities. The information is derived from a Schedule 13G filed by the above persons with the SEC on February 8, 2005.

(9) The securities reported as held by Mr. Feinberg represent shares of common stock and are held by (i) a separately managed account managed by Jeffrey
      L. Feinberg, and (ii) JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund, Ltd., to which JLF Asset Management, L.L.C. serves as the management company and/or investment manager. Jeffrey L. Feinberg is the managing member of JLF Asset Management, L.L.C. The address is 2775 Via de la Valle, Suite 204, Del Mar, California 92014. The information is derived from a Schedule 13G filed by the above persons with the SEC on March 23, 2005.

(10) Does not include 538,500 shares of common stock issuable upon exercise of warrants held by our officers and directors which are not currently exercisable and will not become exercisable within 60 days.

      All of the shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

      Dr. Richard D. Propper, Kerry Propper, Jiangnan Huang and Li Zhang may be deemed to be our "parents" and "promoters," as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In December 2003, we issued 750,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.033 per share, as follows:

                            NUMBER OF
NAME                         SHARES            RELATIONSHIP TO US
----                         ------            ------------------
Dr. Richard D. Propper      209,250        Chairman of the Board of Directors

Kerry Propper               151,750        Executive Vice President and Director

Jiangnan Huang              115,000        Chief Executive Officer and Director

Zhang Li                    115,000        Chief Financial Officer and Director

Dan Beharry                  71,500        5% Stockholder

Steven Urbach                62,500        5% Stockholder

Anthony D. Errico Jr.        20,000        Stockholder

Michael Urbach                5,000        Director

      In February 2004, our board of directors authorized a 1.1666666-to-one forward stock split of our common stock, effectively lowering the purchase price to $0.029 per share.

      Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

      o     March 16, 2007;

      o     our liquidation; or

      o the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

      During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

      We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

         Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

      o each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

      o if we fail to consummate a business combination by March 16, 2006, each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

      o each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

      o each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

      o each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

      o each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

      o each agreed that he and his affiliates will not be entitled to receive or accept a finder's fee or any other compensation in the event he or his affiliates originate a business combination.

      Chardan Ventures, an affiliate of Dr. Richard D. Propper, our chairman of the board, and Jiangnan Huang and Zhang Li, each a member of our board of directors has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Chardan Ventures $7,500 per month for these services.

      During 2003 and 2004, Kerry Propper advanced a total of $70,000 to us to cover expenses related to our initial public offering. These amounts were payable without interest on the earlier of December 29, 2004 or the consummation of our initial public offering. These amounts were repaid in 2004.

      We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

      Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

      All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this report.

Exhibit No.   Description
-----------   -----------
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

  10.3 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Li Zhangl. (1)

  10.4 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Kerry Propper. (1)

  10.5 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Michael Urbach. (1)

  10.6 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Dan Beharry. (1)

Exhibit No.   Description
-----------   -----------
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

 10.12 Promissory Note, dated December 29, 2003, in the principal amount of $60,000 issued to Kerry Propper. (1)

 10.13 Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

 10.14 Warrant Purchase Agreement among Dr. Richard D. Propper and EarlyBirdCapital, Inc. (1)

 10.15 Promissory Note, dated January 26, 2004, in the principal amount of $10,000 issued to Kerry Propper. (1)

 10.16 Letter amendment to Letter Agreements between the Registrant, EarlyBirdCapital, Inc. and each of Dr. Richard D. Propper, Jiangnan Huang, Li Zhang, Kerry Propper, Michael Urbach, Dan Beharry, Steven Urbach and Anthony D. Errico Jr. (1)

 10.17        Stock  Purchase  Agreement  dated  December 20, 2004 among Chardan
              China Acquisition Corp., State Harvest Holdings Limited and all the State Harvest Holdings Limited stockholders (2)

 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-111970)

(2)   Current Report on Form 8-K dated December 20, 2004.

(b) Reports on Form 8-K

    Date                  Items                 Financial Statements

    December 27, 2004     Items 1.01, 9.01      None

    January 14, 2005      Item 7.01, 9.01       Financial Statements of Beijing
                                                Origin Seed Technology Inc. as
                                                of September 30, 2004 and
                                                December 31 2001, 2002 and 2003
                                                and the related consolidated
                                                statements of operations,
                                                shareholders' equity and cash
                                                flows for nine month period
                                                ended September 30, 2004 and for
                                                each of the three years in the
                                                period ended December 31, 2003.
                                                Proforma Financial Statements

    March 10, 2005        Item 5.02, 9.01       Appointment of Michael D.
                                                Chermak as a director of the
                                                company. Copy of audit committee
                                                charter.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The firm of Goldstein Golub Kessler LLP ("GGK") acts as our principal accountant. GGK has a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, GGK has no full-time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to GGK and TBS for services rendered.

Audit Fees

      During the fiscal year ended December 31, 2004, we paid, or expect to pay, our principal accountant $20,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2004, $2,000 in connection with our 2003 Form 10-KSB, $15,000 in connection with the review of our Quarterly Reports on Form 10-QSB, and approximately $12,000 in connection with the December 31, 2004 audit and Form 10-KSB.

Audit-Related Fees

      During 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

      During 2004, we paid TBS approximately $1,900 for tax compliance.

All Other Fees

      During 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

                                                 Chardan China Acquisition Corp.
                                        (a corporation in the development stage)


Report of Independent Registered Public Accountanting Firm            F-2


Financial Statements

    Balance Sheet                                                     F-3
    Statement of Operations                                           F-4
    Statement of Stockholders' Equity                                 F-5
    Statement of Cash Flows                                           F-6


Notes to Financial Statements                                    F-7-F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Chardan China Acquisition Corporation

We have audited the accompanying balance sheets of Chardan China Acquisition Corporation (a corporation in the development stage) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004 and the period from December 5, 2003 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chardan China Acquisition Corporation as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004 and the period from December 5, 2003 (inception) to December 31, 2003 in conformity with United States generally accepted accounting principles.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York


March 10, 2005

                         CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET

                                     ASSETS

                                                          December 31,
                                                    2004                2003
                                                -----------         -----------
CURRENT ASSETS
 Cash                                           $    99,231         $    59,988
Investments held in trust                        20,735,328                  --
 Prepaid expenses                                    49,532                  --
                                                -----------         -----------
 Total Current Assets                            20,884,091              59,988

Deferred Offering Costs                                  --              25,000
                                                -----------         -----------
 TOTAL ASSETS                                   $20,884,091         $    84,988
                                                ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    2004                2003
                                                -----------         -----------
CURRENT LIABILITIES
 Notes payable, stockholder                     $        --         $    60,000
 Accrued expenses                                   243,357                 523
Deferred interest                                    41,545                  --
                                                -----------         -----------
 Total Current Liabilities                          284,902              60,523
                                                -----------         -----------

Common stock, subject to
 possible redemption,
 804,598 shares at redemption value               4,103,450                  --
                                                -----------         -----------

COMMITMENT

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value,
 Authorized 1,000,000
 shares; none issued
Common stock, $.0001 par value
 Authorized 20,000,000 shares Issued and
 outstanding 4,900,000 shares (which
 includes 804,598 subject to possible
 redemption) and 875,000 in 2004 and
 2003, respectively                                     490                  87
Additional paid-in capital                       17,163,483              24,913
Deficit accumulated during development
 stage                                             (668,234)               (535)
                                                -----------         -----------
 Stockholders' Equity                            16,495,739              24,465
                                                -----------         -----------
 Total Liabilities and Stockholders' Equity     $20,884,091         $    84,988
                                                ===========         ===========


                       See notes to financial statements

                        CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS


                                    For the                         For the
                                  Period from                     Period from
                               December 5, 2003                 December 5, 2003
                                (inception) to    Year Ended     (inception) to
                                  December 31,    December 31,     December 31,
                                     2004            2004             2003
                               ---------------   ------------   ----------------
Operating Expenses:
Consulting fees                 $  232,304       $  232,304        $     --
Insurance                           91,567           91,567              --
Other operating costs                2,143            1,608             535
Professional fees                  174,999          174,999              --
Rent and office support             71,371           71,371              --
State franchise taxes               24,171           24,171              --
Transfer agent fees                 13,964           13,964              --
Travel                             224,198          224,198              --
                                ----------       ----------        --------

 Operating loss                   (834,717)        (834,182)           (535)

Interest income
 on trust fund                     166,483          166,483              --
                                ----------       ----------        --------

 Net loss                       $ (668,234)      $ (667,699)       $   (535)
                                ==========       ==========        ========
 Per share data:

 Basic and diluted
   loss per share                                $    (0.17)       $  (0.00)
                                                 ==========        ========

 Basic and diluted
   weighted average
   common shares outstanding                      4,039,000         875,000
                                                 ==========        ========


                       See notes to financial statements

                         CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        YEAR ENDED DECEMBER 31, 2004 AND
      FOR THE PERIOD FROM DECEMBER 5, 2003 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                      During           Total
                                                                                      Paid-in       Development     Stockholders'
                                                              Shares     Amount       Capital          Stage           Equity
                                                            ---------   -------     ------------    ------------    ------------
Sale of 875,000 shares of common
 stock to initial stockholders as of
 December 5, 2003 (244,125 at $.141 per
 share and 630,875 at $.0001 per share)                       875,000   $    87     $     24,913    $         --    $     25,000

Net loss for the period                                            --        --               --            (535)           (535)
                                                            ---------   -------     ------------    ------------    ------------
Balance at December 31, 2003                                  875,000        87           24,913            (535)         24,465

Sales of 4,025,000 units, net of underwriters'
 discount and offering expenses (includes 804,598
 shares subject to possible redemption)                     4,025,000       403       21,241,920              --      21,242,323

Proceeds subject to possible redemption of
 804,598 shares                                                    --        --       (4,103,450)             --      (4,103,450)

Proceeds from issuance of an underwriters' option                  --        --              100              --             100

Net loss for the period                                            --        --               --        (667,699)       (667,699)
                                                            ---------   -------     ------------    ------------    ------------
                                                            4,900,000   $   490     $ 17,163,483    $   (668,234)   $ 16,495,739
                                                            =========   =======     ============    ============    ============


                       See notes to financial statements

                         CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS

                                                               For the Period  from                       For the Period  from
                                                                 December 5, 2003                           December 5, 2003
                                                                  (inception) to         Year Ended          (inception) to
                                                                 December 31, 2004    December 31, 2004     December 31, 2003
                                                               --------------------   -----------------   --------------------
Cash Flows From Operating Activities
  Net loss                                                        $   (668,234)         $   (667,699)         $       (535)
                                                                  ------------          ------------          ------------
  Adjustments to reconcile net loss to net cash
  used in operating activities
   Accrued interest on Treasury Bills                                 (194,390)             (194,390)
   Increase in prepaid assets                                          (49,532)              (49,532)
   Increase in deferred interest                                        41,545                41,545
   Increase in accrued expenses                                        243,357               242,834                   523
                                                                  ------------          ------------          ------------
   Total adjustments                                                    40,980                40,457                   523
                                                                  ------------          ------------          ------------
  Net Cash Used in Operating Activities                               (627,254)             (627,242)                  (12)
                                                                  ------------          ------------          ------------
Cash Flows From Investing Activities
  Purchase of Treasury Bills                                       (61,847,938)          (61,847,938)                   --
  Maturity of Treasury Bills                                        41,307,000            41,307,000                    --
                                                                  ------------          ------------          ------------
  Net Cash Used in Investing Activities                            (20,540,938)          (20,540,938)                   --
                                                                  ------------          ------------          ------------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock                            24,175,000            24,150,000                25,000
  Proceeds from issuance of underwriters option                            100                   100                    --
  Proceeds from notes payable, stockhoilders                            70,000                10,000                60,000
  Repayment of notes payable, stockholders                             (70,000)              (70,000)                   --
  Payment of stock issuance costs                                   (2,907,677)           (2,882,677)              (25,000)
                                                                  ------------          ------------          ------------
Net Cash Provided by Financing Activities                           21,267,423            21,207,423                60,000
                                                                  ------------          ------------          ------------
   NET INCREASE IN CASH                                                 99,231                39,243                59,988

   CASH - BEGINNING                                                         --                59,988                    --
                                                                  ------------          ------------          ------------
   CASH - END                                                     $     99,231          $     99,231          $     59,988
                                                                  ============          ============          ============


                       See notes to financial statements

                         CHARDAN CHINA ACQUISITION CORP.

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business and Organization

      Chardan China Acquisitions Corp. (Chardan) was incorporated in Delaware on December 5, 2003 as a blank check company whose objective is to acquire an operating business that has its primary operating facilities in the People Republic of China.

      In March 2004, Chardan completed an initial public offering (the Offering) in which it raised net proceeds of approximately $21,242,000. Immediately following the Offering, $20,527,500 of the net proceeds were placed in an interest bearing trust account until the earlier of the consummation of a business combination or the liquidation of the Company. The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination prior to September 22, 2005, or March 22, 2006 if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 3).

      In April 2004, Chardan commenced its efforts to locate a company with which to effect a business combination (Note 5).

      After signing a definitive agreement for the acquisition of a target business, such transaction will be submitted for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 875,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to the Business Combination. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable. With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying balance sheet and 19.99% of the related interest earned on the investments held in the Trust Fund has been recorded as deferred interest.

                         CHARDAN CHINA ACQUISITION CORP.

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents

      For financial statement purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts in the United States of America which, at times, may exceed applicable insurance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Investments Held in Trust

      Investments held in trust are invested in United States government securities (Treasury Bills) with a maturity of 180 days or less which are accounted for as a trading security and recorded at market value which approximates amortized cost. The amount held in the Trust Fund, including money market funds of approximately $1,800, was approximately $20,734,000 at December 31, 2004. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations.

      Deferred Interest

      Deferred interest consists of 19.99% of the interest earned on the investments held in trust.

      Income Taxes

      The Company accounts for income taxes using the asset and liability method, as prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Statutory taxes not based on income are included in general and administrative expenses.

                         CHARDAN CHINA ACQUISITION CORP.

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Initial Public Offering

      On March 22, 2004, the Company sold 4,025,000 units ("Units") in an initial public offering, which included all of the 525,000 Units subject to the underwriters' over-allotment option. Each Unit consisted of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.40 per share.

      As of December 31, 2004, 9,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

      Deferred Offering Costs

      Deferred offering costs consisted principally of legal and underwriting fees incurred through December 31, 2003 that were related to the proposed offering and that were charged to capital upon the receipt of the capital raised.

      Reverse Stock Split

      In February 2004, the Company's Board of Directors authorized a 1.1666666 to one forward stock split of its common stock. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the stock split.

      Income (Loss) Per Common Share

      Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding after giving effect to the stock split. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock, amounting 9,100,000 shares, has not been included in the computation of diluted loss per share, as the effect would be antidilutive.

Recent Pronouncements

      Management does not belive that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

                         CHARDAN CHINA ACQUISITION CORP.

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

2.    INCOME TAXES

      As of December 31, 2004 and 2003 the Company had approximately $668,000 and $535 of net operating loss carryforwards which expire in tax years beginning in 2023. The availability to offset income taxes in future years may be restricted if the Company undergoes an ownership change, which may occur as a result of any Business Combination.

      The tax effect of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows as of December 31, 2004:

                                                   2004             2003
                                                 --------          ------
      Net operating loss carryforwards           $227,000           $182
      Less:  Valuation allowance                  227,000            182
                                                 --------           ----
      Net deferred income tax asset              $     --           $ --
                                                 ========           ====

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income and tax planning in making these assessments.


3.    RELATED PARTY TRANSACTIONS

      Commencing on March 16, 2004 and ending upon the acquisition of a target business, the Company incurs an administrative fee of $7,500 per month from Chardan Ventures, LLC, a company managed and owned 50% by the Company's Chairman of the Board. The fee includes the provision of office space and certain office and secretarial services.

      In December 2003 and January 2004, an officer of Chardan advanced $60,000 and $10,000, respectively, for payment of offering expenses. The advances were evidenced by unsecured non-interest bearing promissory notes payable on the earlier of December 29, 2004 or the consummation of the Company's initial pubic offering. The loans were repaid following the successful completion of the initial public offering.


4.    COMMITMENTS AND CONTINGENCIES

      During the quarter ended June 30, 2004, the Company entered into an agreement with a consulting firm to assist in the search to identify prospective target businesses for the Business Combination. As part of the agreement, the consulting firm received $125,000 and agreed to perform due diligence on such prospective target businesses as well as assist in structuring and consummating the business combination. In the event a business combination is ultimately approved by Chardan's stockholders and consummated, the Company is obligated to pay the consulting firm an additional $125,000.

                         CHARDAN CHINA ACQUISITION CORP.

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

4.    COMMITMENTS AND CONTINGENCIES (continued)

      In December 2004, Chardan entered into a consulting agreement with The Equity Group Inc. (Equity) to provide financial public relations and investor relations services to Chardan. The terms of the agreement provide for an initial retainer of $24,000, covering the first two months of the agreement, to be paid $20,000 upon signing with the balance of $4,000 payable upon closing of the target acquisition (Note 5). Thereafter, the agreement requires monthly payments of $10,000 plus reasonable and necessary out-of-pocket expenses. The monthly retainer for month three until the closing of the target acquisition accrues but is not payable until said closing. The contract remains in effect for successive one year periods, subject to termination by either party on any yearly anniversary date upon 30 days written notice. Additional services provided by Equity are to be billed separately at mutually agreed upon fees.

      As of December 31, 2004, the minimum non-cancelable commitment under the agreement is $114,000.

5.    PURCHASE AGREEMENT FOR PROPOSED BUSINESS COMBINATION

      On December 20, 2004, the Company entered into a Stock Purchase Agreement with State Harvest Holdings Limited, a British Virgin Islands corporation ("Origin"), and all the stockholders of Origin ("Origin stockholders"). Origin is a British Virgin Islands holding company formed for the purpose of owning, as of the closing, four Chinese companies engaged in the production, sale and licensing of agricultural corn, cotton and rice seeds. The three operating companies are Beijing Origin Seed Limited, Changchun Origin Seed Technical Development Limited and Henan Origin Cotton Technology Development Limited, and the technology - intellectual property holding and licensing company is Beiging Origin State Harvest Biotechnology Limited. At the closing, the Origin stockholders and their designees, subject to adjustments and certain holdbacks, will be paid an aggregate of $10,000,000 in cash and issued an aggregate of 10,200,000 shares of common stock for all the outstanding common stock of Origin. Of the cash portion of the purchase price, $250,000 will be held back for one year to secure certain indemnification obligations of the Origin stockholders. As additional purchase price, the Origin stockholders and their designees will receive up to an aggregate of $15,000,000 and up to an aggregate of 6,000,000 additional shares of common stock in the event certain conditions are met.

      Origin was founded in December 1997, with headquarters in Beijing. Origin specializes in the research, development, production, sale and distribution of agricultural crop seeds with a primary concentration is on hybrid corn seed. They have over four hundred employees and four subsidiaries, one of which is a technology holding corporation to hold and manage its intellectual property. Origin operates through several branches in locations in Beijing, Hebei, Gansu, Henan, Liaoning, Jilin, and Sichuan with plans to expand to additional production facilities, sales offices and research stations throughout China's main corn, cotton, and rice agricultural belts.

      If approved, it is anticipated that the transaction will be consummated in the second quarter of 2005.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31th day of March 2005.


                                   CHARDAN CHINA ACQUISITION CORP.


                                   By:   /S/ Richard D. Propper
                                       ----------------------------
                                       Dr. Richard D. Propper
                                       Chairman of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                    Title                     Date
----                                    -----                     ----
/s/ Richard D. Propper
------------------------       Chairman of the Board           March 31, 2005
Dr. Richard D. Propper         (Principal Executive
                               Officer)


/s/ Li Zhang
------------------------       Chief Financial Officer and     March 31, 2005
Li Zhang                       Director (Chief Accounting
                               Officer and Principal Account
                               Officer)


------------------------       Chief Executive
Jiangnan Huang                 Officer and Director

/s/ Kerry Propper
------------------------       Executive Vice President        March 31, 2005
Kerry Propper                  and Director

------------------------
Michael D. Chermak             Director