Form 10QSB
period 2005-03-31
CHARDAN CHINA ACQUISITION CORP
filed 2005-05-16
CIK 1275567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2005

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

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

              625 Broadway, Suite 1111, San Diego, California 92101
                     (Address of Principal Executive Office)

                                 (858) 847-9000
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      As of May 16, 2005, 4,900,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                                            Page
Part I:  Financial Information:

   Item 1 -Financial Statements (Unaudited):

      Balance Sheets                                                         3

      Statements of Operations                                               4

      Statements of Stockholders' Equity                                     5

      Statements of Cash Flows                                               6

      Notes to Financial Statements                                          7

   Item 2 - Management's Discussion and Analysis or Plan of Operation       12

   Item 3 - Controls and Procedures                                         13

Part II.  Other Information

   Item 2 - Changes in Securities and Small Business Issuer Purchases of
      Equity Securities                                                     14

   Item 6 - Exhibits and Reports on Form 8-K                                14

Signatures                                                                  15

                         CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET

                                     ASSETS

                                                               March 31,     December 31,
                                                                 2005            2004
                                                             (Unaudited)
                                                             ------------    ------------
CURRENT ASSETS
 Cash                                                        $     19,974    $     99,231
  Investments held in trust                                    20,843,983      20,735,328
 Prepaid expenses                                                      --          49,532
                                                             ------------    ------------
     Total Current Assets                                      20,863,957      20,884,091
                                                             ------------    ------------
   TOTAL ASSETS                                              $ 20,863,957    $ 20,884,091
                                                             ------------    ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accrued expenses                                            $    358,211    $    243,357
  Deferred interest                                                63,080          41,545
                                                             ------------    ------------
   Total Current Liabilities                                      421,291         284,902
                                                             ------------    ------------
Common stock, subject to possible redemption,
  804,598 shares at redemption value                            4,103,450       4,103,450
                                                             ------------    ------------
COMMITMENT
STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, Authorized 1,000,000
   shares; none issued
  Common stock, $.0001 par value
    Authorized 20,000,000 shares
        Issued and outstanding 4,900,000 shares (which
         includes 804,598 subject to possible redemption)             490             490
  Additional paid-in capital                                   17,163,483      17,163,483
  Deficit accumulated during development stage                   (824,757)       (668,234)
                                                             ------------    ------------
     Total Stockholders' Equity                                16,339,216      16,495,739
                                                             ------------    ------------
     Total Liabilities and Stockholders' Equity              $ 20,863,957    $ 20,884,091
                                                             ------------    ------------

                         CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                     For the Period from
                                       December 5, 2003    Three months       Three months
                                        (inception) to        ended              ended
                                        March 31, 2005    March 31, 2005      March 31, 2004
                                         ----------         ----------         ----------
Operating Expenses:
Consulting fees                          $   287,026        $    54,722        $        --
Insurance                                    120,595             29,028              4,455
Other operating costs                         17,851             15,708              2,066
Professional fees                            272,553             97,554              3,032
Rent and office support                       93,871             22,500              3,871
State franchise taxes                         30,271              6,100                 --
Transfer agent fees                           19,438              5,474                 --
Travel                                       236,756             12,558              7,908
                                         -----------        -----------        -----------
       Operating loss                     (1,078,361)          (243,644)           (21,332)
Interest income on trust fund                253,604             87,121              3,723
                                         -----------        -----------        -----------
     Net loss                            $  (824,757)       $  (156,523)       $   (17,609)
                                         -----------        -----------        -----------
     Per share data:
     Basic and diluted loss per share                       $     (0.03)       $     (0.01)
                                                            -----------        -----------
    Basic and diluted weighted average
      common shares outstanding                               4,900,000          1,317,308
                                                            -----------        -----------

                         CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                             STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                                        During          Total
                                                                                         Paid-in      Development   Stockholders'
                                                              Shares      Amount         Capital        Stage          Equity
Sale of 875,000 shares of common stock to
  initial stockholders as of December 5, 2003 (244,125
  at $.141 per share and 630,875 at $.0001 per share)         875,000   $         87   $     24,913  $         --    $     25,000
Net loss for the period                                            --             --             --          (535)           (535)
                                                            ---------   ------------   ------------  ------------    ------------
Balance at December 31, 2003                                  875,000             87         24,913          (535)         24,465
Sales of 4,025,000 units, net of
  underwriters' discount and offering expenses (includes
  804,598 shares subject to possible redemption)            4,025,000            403     21,241,920            --      21,242,323
Proceeds subject to possible redemption of
  804,598 shares                                                   --             --     (4,103,450)           --      (4,103,450)
Proceeds from issuance of an
underwriters' option                                               --             --            100            --             100
Net loss for the period                                            --             --             --      (667,699)       (667,699)
                                                            ---------   ------------   ------------  ------------    ------------
Balance at December 31, 2004                                4,900,000            490     17,163,483      (668,234)     16,495,739
Net loss for the period - unaudited                                --             --             --      (156,523)       (156,523)
                                                            ---------   ------------   ------------  ------------    ------------
Balance at March 31, 2005                                   4,900,000   $        490   $ 17,163,483  $   (824,757)   $ 16,339,216
                                                            =========   ============   ============  ============    ============

                         CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            For the Period from
                                             December 5, 2003       Three months       Three months
                                              (inception) to           ended              ended
                                              March 31, 2005       March 31, 2005     March 31, 2004
                                              -------------        -------------      -------------
Cash Flows From Operating Activities
  Net loss                                    $    (824,757)       $    (156,523)     $     (17,609)
                                              -------------        -------------      -------------
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Accrued interest on Treasury Bill               (40,298)             (40,298)                --
    Increase in deferred interest                    63,080               21,535                930
 (Increase) decrease in prepaid assets                   --               49,532           (122,394)
    Increase in accrued expenses                    358,211              114,854              7,107
 Increase due to officers and directors                  --                   --              7,908
                                              -------------        -------------      -------------
    Total adjustments                               380,993              145,623           (106,449)
                                              -------------        -------------      -------------
  Net Cash Used in Operating Activities            (443,764)             (10,900)          (124,058)
                                              -------------        -------------      -------------
Cash Flows From Investing Activities
  Maturity of Treasury Bills                    103,416,534           62,303,924                 --
  Purchase of Treasury Bills                   (124,220,219)         (62,372,281)       (20,532,153)
                                              -------------        -------------      -------------
  Net Cash Used by Investing Activities         (20,803,685)             (68,357)       (20,532,153)
                                              -------------        -------------      -------------
Cash Flows From Financing Activities
  Proceeds from public offering                  24,175,000                   --         24,150,000
  Proceeds from issuance of option                      100                   --                100
  payment of costs of public offering            (2,907,677)                  --         (2,795,657)
  Proceeds from notes payable, stockholder           70,000                   --             10,000
  Repayment of notes payable, stockholder           (70,000)                  --            (70,000)
                                              -------------        -------------      -------------
  Net Cash Provided by Financing Activities      21,267,423                   --         21,294,443
                                              -------------        -------------      -------------
    NET INCREASE (DECREASE) IN CASH                  19,974              (79,257)           638,232
      CASH AT BEGINNING OF PERIOD                        --               99,231             59,988
                                              -------------        -------------      -------------
    CASH AT END OF PERIOD                     $      19,974        $      19,974      $     698,220
                                              -------------        -------------      -------------

                         CHARDAN CHINA ACQUISITION CORP.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The financial statements at March 31, 2005 and for the periods ended March 31, 2005 and March 31, 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Chardan China Acquisition Corp. (the "Company") as of March 31, 2005 and the results of its operations and its cash flow for the three months ended March 31, 2005 and March 31, 2004 and from December 5, 2003 (inception) to March 31, 2005. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

      The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the periods ended December 31, 2004 and 2003.

      Business and Organization

      Chardan China Acquisitions Corp. (Chardan) was incorporated in Delaware on December 5, 2003 as a blank check company whose objective is to acquire an operating business that has its primary operating facilities in the People Republic of China.

      In March 2004, Chardan completed an initial public offering (the Offering) in which it raised net proceeds of approximately $21,242,000. Immediately following the Offering, $20,527,500 of the net proceeds were placed in an interest bearing trust account until the earlier of the consummation of a business combination or the liquidation of the Company. The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination prior to September 22, 2005, or March 22, 2006 if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold.

      In April 2004, Chardan commenced its efforts to locate a company with which to effect a business combination (Note 5).

      After signing a definitive agreement for the acquisition of a target business, such transaction will be submitted for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 875,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to the Business Combination. After consummation of the

                         CHARDAN CHINA ACQUISITION CORP.

                          NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business and Organization (continued)

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

      Investments Held in Trust

      Investments held in trust are invested in United States government securities (Treasury Bills) with a maturity of 180 days or less which are accounted for as a trading security and recorded at market value which approximates amortized cost. The amount held in the Trust Fund, including money market funds of approximately $2,750, was approximately $20,844,000 at March 31, 2004. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations.

      Deferred Interest

      Deferred interest consists of 19.99% of the interest earned on the investments held in trust.

                         CHARDAN CHINA ACQUISITION CORP.

                          NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      As of March 31, 2005, 9,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

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

                         CHARDAN CHINA ACQUISITION CORP.

                          NOTES TO FINANCIAL STATEMENTS

2.    INCOME TAXES

      As of March 31, 2005 the Company had approximately $819,000 of net operating loss carryforwards which expire in tax years beginning in 2023. The availability to offset income taxes in future years may be restricted if the Company undergoes an ownership change, which may occur as a result of any Business Combination.

      The tax effect of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows as of March 31, 2005:

            Net operating loss carryforwards                            $278,500
            Less:  Valuation allowance                                   278,500
                                                                        --------

            Net deferred income tax asset                               $     --
                                                                        ========

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

      As of March 31, 2005, the minimum non-cancelable commitment under the agreement is $114,000.

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

      If approved, it is anticipated that the transaction will be consummated in the second or third quarter of 2005.

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

      We consummated our initial public offering on March 16, 2004. All activity from December 5, 2003 through March 16, 2004 related to our formation and our initial public offering.

      The net loss of $156,523 for the three months ended March 31, 2005 consisted primarily of $12,558 of travel and entertainment expenses, $54,722 of consulting expenses, $29,028 for directors and officers liability insurance, $22,500 for a monthly administrative services agreement, $97,554 for professional fees, $5,474 for transfer agent fees and other formation expenses, state franchise taxes of $6,100 and operating costs of $15,708, offset by interest income on the trust fund investments, excluding deferred interest, in the amount of $87,121.

      The net loss of $17,609 for the three months ended March 31, 2004 consisted primarily of $7,908 of travel and entertainment expenses, $4,455 for directors and officers liability insurance, $3,871 for a monthly administrative services agreement, $3,032 for professional fees and other formation expenses and operating costs of $2,066, offset by interest income on the trust fund investments, excluding deferred interest, in the amount of $3,723.

      The net loss of $824,757 for the period from December 5, 2003 (inception) to March 31, 2005 consisted primarily of $236,756 of travel and entertainment expenses, $287,026 of consulting expenses, $120,595 for directors and officers liability insurance, $93,871 for a monthly administrative services agreement, $272,553 for professional fees, $19,438 for transfer agent fees, other formation expenses and operating costs of $17,851 and state franchise taxes of $30,271, offset by interest income on the trust fund investments, excluding deferred interest, in the amount of $253,604.

      We have also employed a financial public relations firm for a period of one year, commencing in December 2004. We agreed to an initial retainer of $24,000 for the first two months of services to be paid $20,000 on signing and the balance of $4,000 payable upon closing of the proposed business combination. For the remaining 10 months, we will pay $10,000 per month, plus reasonable and necessary out-of-pocket expenses. The monthly payment will accrue until the closing of the proposed business combination. The agreement is renewed automatically for successive one year periods unless notice of termination is given 30 days in advance of the renewal date.

      $20,527,500 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of approximately $714,500 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At March 31, 2005, we had cash outside of the trust fund of $19,974 and total liabilities of $421,291, leaving us with a working capital deficiency of $401,317, excluding investments held in trust.

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

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,242,000, of which $20,527,500 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through March 31, 2005, we have used approximately $443,764 of cash for operating expenses and $70,000 to repay advances made to us by one of our initial stockholders.

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

                                       CHARDAN CHINA ACQUISITION CORP.

Dated:  May 16, 2005
                                       /s/ Richard D. Propper
                                       -----------------------------------------
                                       Dr. Richard D. Propper
                                       Chairman of the Board

                                       /s/ Li Zhang
                                       -----------------------------------------
                                       Li Zhang
                                       Chief Financial Officer