Form 10QSB
period 2005-06-30
CHARDAN CHINA ACQUISITION CORP
filed 2005-08-15
CIK 1275567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2005

|_|      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _____________ to _____________

                        Commission File Number 000-50604

                      Chardan China Acquisition Corporation
                ------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                            20-0456115
           --------                                            ----------
(State or other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

              625 Broadway, Suite 1111, San Diego, California 92101
                ------------------------------------------------
                     (Address of Principal Executive Office)

                                 (858) 847-9000
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|

         As of August 15, 2005, 4,900,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes |_|   No |X|

                                                                            Page
                                                                            ----

Part I:  Financial Information:

       Item 1 -Financial Statements (Unaudited):

         Balance Sheets                                                       3

         Statements of Operations                                             4

         Statements of Stockholders' Equity                                   5

         Statements of Cash Flows                                             6

         Notes to Financial Statements                                        7

       Item 2 - Management's Discussion and Analysis
                or Plan of Operation                                         13

       Item 3 - Controls and Procedures                                      14

Part II.  Other Information

       Item 2 - Unregistered Sales of Equity Securities
                and Use of Proceeds                                          15

       Item 6 - Exhibits                                                     15

Signatures                                                                   16

                         CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET

                                     ASSETS

                                                               June 30,        December 31,
                                                                 2005              2004
                                                             (Unaudited)
                                                             ------------      ------------
CURRENT ASSETS
  Cash                                                       $      9,116      $     99,231
  Investments held in trust                                    20,974,761        20,735,328
  Prepaid expenses                                                  9,369            49,532
                                                             ------------      ------------
     TOTAL ASSETS                                            $ 20,993,246      $ 20,884,091
                                                             ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Advances from stockholder                                  $     55,950      $         --
  Accrued expenses                                                520,644           243,357
  Due to affiliate                                                 10,170                --
  Deferred interest                                                89,688            41,545
                                                             ------------      ------------
     Total Current Liabilities                                    676,452           284,902
                                                             ------------      ------------
Common stock, subject to possible conversion,
  804,598 shares at conversion value                            4,103,450         4,103,450
                                                             ------------      ------------

COMMITMENT

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, Authorized 1,000,000
    shares; none issued
  Common stock, $.0001 par value
     Authorized 20,000,000 shares
     Issued and outstanding 4,900,000 shares (which
        includes 804,598 subject to possible conversion)              490               490
  Additional paid-in capital                                   17,163,483        17,163,483
  Deficit accumulated during development stage                   (950,629)         (668,234)
                                                             ------------      ------------

       Total Stockholders' Equity                              16,213,344        16,495,739
                                                             ------------      ------------

       Total Liabilities and Stockholders' Equity            $ 20,993,246      $ 20,884,091
                                                             ============      ============

            See accompanying notes to unaudited financial statements

                         CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                       For the Period from
                                         December 5, 2003     Six months         Six months
                                          (inception) to         ended              ended
                                          June 30, 2005      June 30, 2005      June 30, 2004
                                       -------------------   -------------      -------------

Operating Expenses:

Consulting fees                            $   317,664        $    85,360        $    87,500
Insurance                                      135,122             43,555             33,492
Other operating costs                           39,709             37,566              2,172
Professional fees                              404,077            229,078             19,549
Rent and office support                        116,371             45,000             26,371
State franchise taxes                           36,371             12,200                 --
Transfer agent fees                             22,333              8,369              3,051
Travel                                         236,756             12,558            120,827
                                           -----------        -----------        -----------

      Operating loss                        (1,308,403)          (473,686)          (292,962)

Interest income on trust fund                  357,774            191,291             37,088
                                           -----------        -----------        -----------

    Net loss                               $  (950,629)       $  (282,395)       $  (255,874)
                                           ===========        ===========        ===========

    Per share data:

    Basic and diluted loss per share                          $     (0.06)       $     (0.08)
                                                              ===========        ===========

    Basic and diluted weighted average
      common shares outstanding                                 4,900,000          3,108,654
                                                              ===========        ===========

            See accompanying notes to unaudited financial statements

                        CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three months     Three months
                                                            ended            ended
                                                    June 30, 2005    June 30, 2004
                                                    -------------    -------------
Operating Expenses:
Consulting fees                                      $    30,638         $    87,500
Insurance                                                 14,527              29,037
Other operating costs                                     21,858                 407
Professional fees                                        131,524              16,517
Rent and office support                                   22,500              22,500
State franchise taxes                                      6,100                  --
Transfer agent fees                                        2,895               2,750
Travel                                                        --             112,919
                                                     -----------         -----------
Operating loss                                          (230,042)           (271,630)
Interest income on trust fund                            104,170              33,365
                                                     -----------         -----------
Net loss                                             $  (125,872)        $  (238,265)
                                                     ===========         ===========
Per share data:
           Basic and diluted loss per share          $     (0.03)        $     (0.05)
                                                     ===========         ===========
           Basic and diluted weighted average
                common shares outstanding              4,900,000           4,900,000
                                                     ===========         ===========

            See accompanying notes to unaudited financial statements

                         CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED JUNE 30, 2005 AND
        FOR THE PERIOD FROM DECEMBER 5, 2003 (INCEPTION) TO JUNE 30, 2005


                                                                                                      Deficit
                                                                                                   Accumulated
                                                                                     During            Total
                                                                                     Paid-in        Development      Stockholders'
                                                      Shares         Amount          Capital           Stage            Equity
                                                   ------------    ------------    ------------     ------------     ------------
Sale of 875,000 shares of common stock to
   initial stockholders as of December 5,
   2003 (244,125 at $.141 per share and
   630,875 at $.0001 per share)                         875,000    $         87    $     24,913     $         --     $     25,000

Net loss for the period                                      --              --              --             (535)            (535)
                                                   ------------    ------------    ------------     ------------     ------------
Balance at December 31, 2003                            875,000              87          24,913             (535)          24,465

Sales of 4,025,000 units, net of
   underwriters' discount and offering
   expenses (includes 804,598 shares
   subject to possible redemption)                    4,025,000             403      21,241,920               --       21,242,323

Proceeds subject to possible
   redemption of 804,598 shares                              --              --      (4,103,450)              --       (4,103,450)

Proceeds from issuance of an
   underwriters' option                                      --              --             100               --              100

Net loss for the period                                      --              --              --         (667,699)        (667,699)
                                                   ------------    ------------    ------------     ------------     ------------
Balance at December 31, 2004                          4,900,000             490      17,163,483         (668,234)      16,495,739
Unaudited:
Net loss for the period                                      --              --              --         (282,395)        (282,395)
                                                   ------------    ------------    ------------     ------------     ------------
Balance at June 30, 2005                              4,900,000    $        490    $ 17,163,483     $   (950,629)    $ 16,213,344
                                                   ============    ============    ============     ============     ============

            See accompanying notes to unaudited financial statements

               CHARDAN CHINA ACQUISITION CORP.
           (A CORPORATION IN THE DEVELOPMENT STAGE)
             STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         For the Period from
                                                           December 5, 2003      Six months            Six months
                                                            (inception) to          ended                ended
                                                            June 30, 2005       June 30, 2005         June 30, 2004
                                                         -------------------    -------------        -------------

Cash Flows From Operating Activities

  Net loss                                                  $    (950,629)       $    (282,395)       $    (255,874)
                                                            -------------        -------------        -------------
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Accrued interest on Treasury Bill                             (34,409)             (34,409)             (30,856)
    Increase in deferred income                                    89,688               48,143                9,213
    (Increase) decrease in prepaid assets                          (9,369)              40,163              (98,107)
    Increase in accrued expenses                                  520,644              277,287               16,996
    Increase due to officers and directors                             --                   --               34,145
                                                            -------------        -------------        -------------

    Total adjustments                                             566,554              331,184              (68,609)
                                                            -------------        -------------        -------------

  Net Cash Provided by (Used in) Operating Activities            (384,075)              48,789              (324,483)
                                                            -------------        -------------        -------------


Cash Flows From Investing Activities
  Proceeds from disposal of securities
  Maturity of Treasury Bills                                  145,071,947          103,959,337                   --
  Purchase of Treasury Bills                                 (166,012,299)        (104,164,361)         (20,542,748)
                                                            -------------        -------------        -------------

  Net Cash Used in Investing Activities                       (20,940,352)            (205,024)         (20,542,748)
                                                            -------------        -------------        -------------


Cash Flows From Financing Activities
  Proceeds from public offering                                24,175,000                   --           24,150,000
  Proceeds from issuance of option                                    100                   --                  100
  Payment of costs of public offering                          (2,907,677)                  --           (2,882,677)
  Proceeds of loan from affiliate                                  10,170               10,170
  Proceeds from notes payable, stockholder                        125,950               55,950               10,000
  Repayment of notes payable, stockholder                         (70,000)                  --              (70,000)
                                                            -------------        -------------        -------------

  Net Cash Provided by Financing Activities                    21,333,543               66,120           21,207,423
                                                            -------------        -------------        -------------
    NET INCREASE (DECREASE) IN CASH                                 9,116              (90,115)             340,192

    CASH AT BEGINNING OF PERIOD                                        --               99,231               59,988
                                                            -------------        -------------        -------------
    CASH AT END OF PERIOD                                   $       9,116        $       9,116        $     400,180
                                                            =============        =============        =============



            See accompanying notes to unaudited financial statements

                         CHARDAN CHINA ACQUISITION CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The financial statements at June 30, 2005 and for the periods ended June 30, 2005 and June 30, 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Chardan China Acquisition Corp. (the "Company") as of June 30, 2005 and the results of its operations for the three months and six months ended June 30, 2005 and 2004 and the period from December 5, 2003 (inception) to June 30, 2005, its cash flow for the six months ended June 30, 2005 and June 30, 2004 and from December 5, 2003 (inception) to June 30, 2005 and its changes in stockholders' equity for the six months ended June 30, 2005. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

     The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the periods ended December 30, 2004 and 2003.

     Business and Organization

     Chardan China Acquisitions Corp. (Chardan) was incorporated in Delaware on December 5, 2003 as a blank check company whose objective is to acquire an operating business that has its primary operating facilities in the People Republic of China.

     In June 2004, Chardan completed an initial public offering (the Offering) in which it raised net proceeds of approximately $21,242,000. Immediately following the Offering, $20,527,500 of the net proceeds were placed in an interest bearing trust account until the earlier of the consummation of a business combination or the liquidation of the Company. The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination prior to September 22, 2005, or June 22, 2006 if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold.

                         CHARDAN CHINA ACQUISITION CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Business and Organization (continued)

     In April 2004, Chardan commenced its efforts to locate a company with which to affect a business combination (Note 5). After signing a definitive agreement for the acquisition of a target business, such transaction will be submitted for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 875,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to the Business Combination. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable. With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying balance sheet and 19.99% of the related interest earned on the investments held in the Trust Fund has been recorded as deferred interest.

     Investments Held in Trust

     Investments held in trust are invested in United States government securities Treasury Bills) with a maturity of 180 days or less which are accounted for as a trading security and recorded at market value which approximates amortized cost. The amount held in the Trust Fund, including money market funds of approximately $400, was approximately $20,974,763 at June 30, 2005. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations.

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

     Initial Public Offering

     On June 22, 2004, the Company sold 4,025,000 units ("Units") in an initial public offering, which included all of the 525,000 Units subject to the underwriters' over-allotment option. Each Unit consisted of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants "Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.40 per share.

     As of June 30, 2005, 9,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

     Reverse Stock Split

     In February 2004, the Company's Board of Directors authorized a 1.1666666 to one forward stock split of its common stock. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the stock split.

                         CHARDAN CHINA ACQUISITION CORP.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Income (Loss) Per Common Share

     Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding after giving effect to the stock split.

2. INCOME TAXES

     As of June 30, 2005 the Company had approximately $951,000 of net operating loss carryforwards which expire in tax years beginning in 2023. The availability to offset income taxes in future years may be restricted if the Company undergoes an ownership change, which may occur as a result of any Business Combination.

     The tax effect of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows as of June 30, 2005:

            Net operating loss carryforwards                 $ 323,000
            Less:  Valuation allowance                         323,000
                                                              --------

            Net deferred income tax asset                    $      -
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

     In December 2003 and January 2004, an officer of Chardan advanced $60,000 and $10,000, respectively, for payment of offering expenses. The advances were evidenced by unsecured non-interest bearing promissory notes payable on the earlier of December 29, 2004 or the consummation of the Company's initial pubic offering. The loans were repaid following the successful completion of the initial public offering. During the second quarter of 2005, an officer of the Company advanced funds totaling $55,950 which are non-interest bearing and are due on demand.

                         CHARDAN CHINA ACQUISITION CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

     In December 2004, Chardan entered into a consulting agreement with The Equity Group Inc. (Equity) to provide financial public relations and investor relations services to Chardan. The terms of the agreement provide for an initial retainer of $24,000, covering the first two months of the agreement, to be paid $20,000 upon signing with the balance of $4,000 payable upon closing of the target acquisition (Note 5). Thereafter, the agreement requires monthly payments of $10,000 plus reasonable and necessary out-of-pocket expenses. The monthly retainer for month three until the closing of the target acquisition accrues but is not payable until said closing. The contract remains in effect for successive one year periods, subject to termination by either party on any yearly anniversary date upon 30 days written notice. Additional services provided by Equity are to be billed separately at mutually agreed upon fees. As of June 30, 2005, the minimum non-cancelable commitment under the agreement is $84,000.

5. PURCHASE AGREEMENT FOR PROPOSED BUSINESS COMBINATION

     On December 20, 2004, the Company entered into a Stock Purchase Agreement with State Harvest Holdings Limited, a British Virgin Islands corporation ("Origin"), and all the stockholders of Origin ("Origin stockholders"). Origin is a British Virgin Islands holding company formed for the purpose of owning, as of the closing, four Chinese companies engaged in the production, sale and licensing of agricultural corn, cotton and rice seeds. The three operating companies are Beijing Origin Seed Limited, Changchun Origin Seed Technical Development Limited and Henan Origin Cotton Technology Development Limited, and the technology - intellectual property holding and licensing company is Beijing Origin State Harvest Biotechnology Limited. At the closing, the Origin stockholders and their designees, subject to adjustments and certain holdbacks, will be paid an aggregate of $10,000,000 in cash and issued an aggregate of 10,000,000 shares of common stock for all the outstanding common stock of Origin. Of the cash portion of the purchase price, $250,000 will be held back for one year to secure certain indemnification obligations of the Origin stockholders. As additional purchase price, the Origin stockholders and their designees will receive up to an aggregate of $15,000,000 and up to an aggregate of 6,000,000 additional shares of common stock in the event certain conditions are met. In connection with closing of the transaction, Chardan will issue to a consultant for partial payment of its services to Chardan, 200,000 shares of common stock.

                         CHARDAN CHINA ACQUISITION CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

5. PURCHASE AGREEMENT FOR PROPOSED BUSINESS COMBINATION (continued)

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

     If approved, it is anticipated that the transaction will be consummated in the third quarter of 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

         The statements discussed in this Report include forward looking statements that involve risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

         The net loss of $125,872 for the three months ended June 30, 2005 consisted primarily of $30,638 of consulting expenses $14,527 for directors and officers liability insurance, $22,500 for a monthly administrative services agreement, $131,524 for professional fees, $2,895 for transfer agent fees and other formation expenses and operating costs of $21,858, and state franchise taxes of $6,100, offset by interest income on the trust fund investments, excluding deferred interest, in the amount of $104,170.

         The net loss of $238,265 for the three months ended June 30, 2004 consisted primarily of $112,919 of travel and entertainment expenses, $87,500 of consulting expenses, $29,037 for directors and officers liability insurance, $22,500 for a monthly administrative services agreement, $16,517 for professional fees, $2,750 for transfer agent fees and other formation expenses and operating costs of $407, offset by interest income on the trust fund investments, excluding deferred interest, in the amount of $33,365.

         The net loss of $950,629 for the period from December 5, 2003 (inception) to June 30, 2005 consisted primarily of $236,756 of travel and entertainment expenses, $317,664 of consulting expenses, $135,122 for directors and officers liability insurance, $116,371 for a monthly administrative services agreement, $404,077 for professional fees, $22,333 for transfer agent fees, other formation expenses and operating costs of $39,709 and state franchise taxes of $36,371, offset by interest income on the trust fund investments, excluding deferred interest, in the amount of $357774.

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

         $20,527,500 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of approximately $714,500 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At June 30, 2005, we had cash outside of the trust fund of $9,116 and total liabilities of $676,452, leaving us with a working capital deficiency of $657,967, excluding investments held in trust.

         We are obligated to pay to Chardan Ventures LLC a monthly fee of $7,500 for general and administrative services. In addition, in December 2003 and January 2004, Kerry Propper, our executive vice president, advanced an aggregate of $70,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid in March 2004 out of proceeds of our initial public offering. In 2005, Kerry Propper advanced $55,950 to us on a non-interest basis. This amount is due on demand.

ITEM 3.  CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

         We paid a total of $1,690,500 in underwriting discounts and commissions, and approximately $1,217,000 has been paid for costs and expenses related to the offering, including $724,500 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds.

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,242000, of which $20,527,500 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through June 30, 2005, we have used approximately $384,000 of cash for operating expenses and $70,000 to repay advances made to us by one of our initial stockholders.

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

                                         CHARDAN CHINA ACQUISITION CORP.

Dated:  August 15, 2005

                                         /s/ Richard D. Propper
                                         ----------------------------------
                                         Dr. Richard D. Propper
                                         Chairman of the Board

                                         /s/ Li Zhang
                                         ----------------------------------
                                         Li Zhang
                                         Chief Financial Officer