Form 10QSB
period 2005-09-30
CHARDAN CHINA ACQUISITION CORP
filed 2005-11-07
CIK 1275567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2005

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _____________ to _____________

                        Commission File Number 000-50604

                         Chardan China Acquisition Corp.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                    20-0456115
 -------------------------------                    ------------------
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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      As of November 7, 2005, 4,900,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                                            Page
                                                                            ----
Part I:  Financial Information:

      Item 1 -Financial Statements (Unaudited):

        Balance Sheets                                                        3

        Statements of Operations                                             4-5

        Statements of Stockholders' Equity                                    6

        Statements of Cash Flows                                              7

        Notes to Financial Statements                                         8

      Item 2 - Management's Discussion and Analysis or Plan of Operation     13

      Item 3 - Controls and Procedures                                       14

Part II.  Other Information

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds   15

      Item 6 - Exhibits                                                      15

Signatures                                                                   16

                         CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET

                                     ASSETS

                                                           September 30,   December 31,
                                                              2005            2004
                                                           (Unaudited)
                                                           ------------    ------------
CURRENT ASSETS
  Cash                                                     $        734    $     99,231
  Investments held in trust                                  21,144,315      20,735,328
  Prepaid expenses                                                   --          49,532
                                                           ------------    ------------

     TOTAL ASSETS                                          $ 21,145,049    $ 20,884,091
                                                           ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Advances from stockholder                                $     96,950    $         --
  Accrued expenses                                              794,363         243,357
  Due to affiliate                                               10,170              --
  Deferred interest                                             123,658          41,545
                                                           ------------    ------------
     Total Current Liabilities                                1,025,141         284,902
                                                           ------------    ------------

Common stock, subject to possible redemption,
  804,598 shares at conversion value                          4,103,450       4,103,450
                                                           ------------    ------------

COMMITMENT

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, Authorized 1,000,000
    shares; none issued
  Common stock, $.0001 par value
    Authorized 20,000,000 shares
    Issued and outstanding 4,900,000 shares (which
      includes 804,598 subject to possible conversion)              490             490
  Additional paid-in capital                                 17,163,483      17,163,483
  Deficit accumulated during development stage               (1,147,515)       (668,234)
                                                           ------------    ------------

       Total Stockholders' Equity                            16,016,458      16,495,739
                                                           ------------    ------------

       Total Liabilities and Stockholders' Equity          $ 21,145,049    $ 20,884,091
                                                           ============    ============

                         CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                         For the Period from
                                           December 5, 2003         Nine months          Nine months
                                            (inception) to             ended                ended
                                          September 30, 2005     September 30, 2005   September 30, 2004
                                          ------------------     ------------------   ------------------
Operating Expenses:
Consulting fees                                $   470,076          $   237,772          $   178,617
Insurance                                          163,625               72,058               62,530
Other operating costs                               53,063               50,920                3,120
Professional fees                                  497,634              322,635               66,513
Rent and office support                            138,871               67,500               48,871
State franchise taxes                               45,446               21,275                   --
Transfer agent fees                                 27,807               13,843                5,801
Travel                                             244,349               20,151              179,245
                                               -----------          -----------          -----------

      Operating loss                            (1,640,871)            (806,154)            (544,697)

Interest income on trust fund                      493,356              326,873               92,038
                                               -----------          -----------          -----------

    Net loss                                   $(1,147,515)         $  (479,281)         $  (452,659)
                                               ===========          ===========          ===========

    Per share data:

    Basic and diluted loss per share                                $     (0.10)         $     (0.12)
                                                                    ===========          ===========

    Basic and diluted weighted average
      common shares outstanding                                       4,900,000            3,710,128
                                                                    ===========          ===========

                         CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Three months           Three months
                                                  ended                 ended
                                           September 30, 2005     September 30, 2004
                                           ------------------     ------------------
Operating Expenses:
Consulting fees                                $   152,412          $    91,117
Insurance                                           28,503               29,038
Other operating costs                               13,354                  948
Professional fees                                   93,557               46,964
Rent and office support                             22,500               22,500
State franchise taxes                                9,075                   --
Transfer agent fees                                  5,474                2,750
Travel                                               7,593               58,418
                                               -----------          -----------

    Operating loss                                (332,468)            (251,735)

Interest income on trust fund                      135,582               33,365
                                               -----------          -----------

    Net loss                                   $  (196,886)         $  (218,370)
                                               ===========          ===========

    Per share data:

    Basic and diluted loss per share           $     (0.04)         $     (0.04)
                                               ===========          ===========

    Basic and diluted weighted average
      common shares outstanding                  4,900,000            4,900,000
                                               ===========          ===========

                         CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED JUNE 30, 2005 AND
     FOR THE PERIOD FROM DECEMBER 5, 2003 (INCEPTION) TO SEPTEMBER 30, 2005

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                                           During          Total
                                                                                           Paid-in      Development    Stockholders'
                                                               Shares         Amount       Capital         Stage          Equity
                                                             ------------  ------------  ------------   ------------   ------------
Sale of 875,000 shares of common stock to
   initial stockholders as of December 5, 2003 (244,125
   at $.141 per share and 630,875 at $.0001 per share)            875,000  $         87  $     24,913   $         --   $     25,000

Net loss for the period                                                --            --            --           (535)          (535)
                                                             ------------  ------------  ------------   ------------   ------------

Balance at December 31, 2003                                      875,000            87        24,913           (535)        24,465

Sales of 4,025,000 units, net of underwriters'
   discount and offering expenses (includes 804,598
   shares subject to possible redemption)                       4,025,000           403    21,241,920             --     21,242,323

Proceeds subject to possible redemption of
   804,598 shares                                                      --            --    (4,103,450)            --     (4,103,450)

Proceeds from issuance of an underwriters' option                      --            --           100             --            100

Net loss for the period                                                --            --            --       (667,699)      (667,699)
                                                             ------------  ------------  ------------   ------------   ------------

Balance at December 31, 2004                                    4,900,000           490    17,163,483       (668,234)    16,495,739

Net loss for the period                                                --            --            --       (479,281)      (479,281)
                                                             ------------  ------------  ------------   ------------   ------------

Balance at September 30, 2005                                   4,900,000  $        490  $ 17,163,483   $ (1,147,515)  $ 16,016,458
                                                             ============  ============  ============   ============   ============

                         CHARDAN CHINA ACQUISITION CORP.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  For the Period from
                                                    December 5, 2003          Nine months                Nine months
                                                     (inception) to              ended                      ended
                                                   September 30, 2005      September 30, 2005         September 30, 2004
                                                   ------------------      ------------------         ------------------
Cash Flows From Operating Activities
  Net loss                                           $  (1,147,515)            $    (479,281)            $    (452,659)
                                                     -------------             -------------             -------------
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Accrued interest on Treasury Bill                     (603,377)                 (408,987)                  (99,535)
    Increase in deferred interest                          123,658                    82,113                    22,945
    (Increase) decrease in prepaid assets                       --                    49,532                   (58,819)
    Increase in accrued expenses                           794,363                   551,006                    61,718
    Increase due to officers and directors                      --                        --                    24,366
                                                     -------------             -------------             -------------

    Total adjustments                                      314,644                   273,664                   (49,325)
                                                     -------------             -------------             -------------

  Net Cash Used in Operating Activities                   (832,871)                 (205,617)                 (501,984)
                                                     -------------             -------------             -------------

Cash Flows From Investing Activities
  Maturity of Treasury Bills                           229,557,000               188,250,000                20,629,000
  Purchase of Treasury Bills                          (250,097,938)             (188,250,000)              (41,171,748)
                                                     -------------             -------------             -------------

  Net Cash Used by Investing Activities                (20,540,938)                       --               (20,542,748)
                                                     -------------             -------------             -------------

Cash Flows From Financing Activities
  Proceeds from public offering                         24,175,000                        --                24,150,000
  Proceeds from issuance of option                             100                        --                       100
  Payment of costs of public offering                   (2,907,677)                       --                (2,882,677)
  Proceeds of loan from affiliate                           10,170                    10,170
  Proceeds from notes payable, stockholder                 166,950                    96,950                    10,000
  Repayment of notes payable, stockholder                  (70,000)                       --                   (70,000)
                                                     -------------             -------------             -------------

  Net Cash Provided by Financing Activities             21,374,543                   107,120                21,207,423
                                                     -------------             -------------             -------------

    NET INCREASE (DECREASE) IN CASH                            734                   (98,497)                  162,691

    CASH AT BEGINNING OF PERIOD                                 --                    99,231                    59,988
                                                     -------------             -------------             -------------

    CASH AT END OF PERIOD                            $         734             $         734             $     222,679
                                                     =============             =============             =============

                         CHARDAN CHINA ACQUISITION CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The financial statements at September 30, 2005 and for the periods ended September 30, 2005 and September 30, 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Chardan China Acquisition Corp. (the "Company" or "Chardan") as of September 30, 2005 and the results of its operations for the three months and nine months ended September 30, 2005 and 2004 and the period from December 5, 2003 (inception) to September 30, 2005, its cash flow for the nine months ended September 30, 2005 and September 30, 2004 and from December 5, 2003 (inception) to September 30, 2005 and its changes in stockholders' equity for the nine months ended September 30, 2005. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

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

      Business and Organization

      The Company was incorporated in Delaware on December 5, 2003 as a blank check company whose objective is to acquire an operating business that has its primary operating facilities in the People Republic of China.

      In June 2004, Chardan completed an initial public offering (the "Offering") in which it raised net proceeds of approximately $21,242,000. Immediately following the Offering, $20,527,500 of the net proceeds were placed in an interest bearing trust account (the "Trust Fund") until the earlier of the consummation of a business combination or the liquidation of the Company. The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination prior to September 22, 2005, or March 22, 2006 if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold.

      In April 2004, Chardan commenced its efforts to locate a company with which to affect a business combination. On December 20, 2004, the Company entered into a Stock Purchase Agreement with State Harvest Holdings Limited, a British Virgin Islands corporation ("Origin"), and all the stockholders of Origin ("Origin stockholders") At the Company's special meeting of stockholders held on October 28, 2005, the Company's stockholders approved the Origin transaction. (Note 5). With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering (defined below). Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying balance sheet and 19.99% of the related interest earned on the investments held in the Trust Fund has been recorded as deferred interest.

                         CHARDAN CHINA ACQUISITION CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Business and Organization (continued)

      Investments Held in Trust

      Investments held in the Trust Fund are invested in United States government securities Treasury Bills) with a maturity of 180 days or less which are accounted for as a trading security and recorded at market value which approximates amortized cost. The amount held in the Trust Fund, including money market funds of approximately $32, was approximately $21,144,000 at September 30, 2005. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations.

      Deferred Interest

      Deferred interest consists of 19.99% of the interest earned on the investments held in the Trust Fund.

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

                         CHARDAN CHINA ACQUISITION CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Initial Public Offering

      On June 22, 2004, the Company sold 4,025,000 units ("Units") in an initial public offering (the "Offering"), which included all of the 525,000 Units subject to the over-allotment option. Each Unit consisted of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants "Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.40 per share.

      As of September 30, 2005, 9,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

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

2.    INCOME TAXES

      As of September 30, 2005 the Company had approximately $1,147,500 of net operating loss carryforwards which expire in tax years beginning in 2023. The availability to offset income taxes in future years may be restricted if the Company undergoes an ownership change, which may occur as a result of any Business Combination.

      The tax effect of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows as of September 30, 2005:

            Net operating loss carryforwards              $ 430,000
            Less:  Valuation allowance                     (430,000)
                                                          ---------

            Net deferred income tax asset                 $      --
                                                          =========

                         CHARDAN CHINA ACQUISITION CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

2.    INCOME TAXES (continued)

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income and tax planning in making these assessments.

3.    RELATED PARTY TRANSACTIONS

      Commencing on March 16, 2004 and ending upon the consummation of the Origin transaction (Note 5), the Company incurs an administrative fee of $7,500 per month from Chardan Ventures, LLC, a company managed and owned 50% by the Company's Chairman of the Board. The fee includes the provision of office space and certain office and secretarial services.

      In December 2003 and January 2004, an officer of Chardan advanced $60,000 and $10,000, respectively, for payment of offering expenses. The advances were evidenced by unsecured non-interest bearing promissory notes payable on the earlier of December 29, 2004 or the consummation of the Company's initial pubic offering. The loans were repaid following the successful completion of the Offering. During the second and third quarters of 2005, an officer of the Company advanced funds totaling $55,950 and $41,000, respectively, which are non-interest bearing and are due on demand.

4.    COMMITMENTS AND CONTINGENCIES

      During the quarter ended June 30, 2004, the Company entered into an agreement with a consulting firm to assist in the search to identify prospective target businesses for the Business Combination. As part of the agreement, the consulting firm received $125,000 and agreed to perform due diligence on such prospective target businesses as well as assist in structuring and consummating the business combination. Upon consummation of the Origin transaction, the Company is obligated to pay the consulting firm an additional $125,000.

      In December 2004, the Company entered into a consulting agreement with The Equity Group Inc. (Equity) to provide financial public relations and investor relations services to Chardan. The terms of the agreement provide for an initial retainer of $24,000, covering the first two months of the agreement, to be paid $20,000 upon signing with the balance of $4,000 payable upon closing of the Business Combination (Note 5). Thereafter, the agreement requires monthly payments of $10,000 plus reasonable and necessary out-of-pocket expenses. The monthly retainer for month three until the closing of the target acquisition accrues but is not payable until said closing. The contract remains in effect for successive one year periods, subject to termination by either party on any yearly anniversary date upon 30 days written notice. Additional services provided by Equity are to be billed separately at mutually agreed upon fees. As of September 30, 2005, the minimum non-cancelable commitment under the agreement is $54,000.

                         CHARDAN CHINA ACQUISITION CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

5.    PURCHASE AGREEMENT FOR PROPOSED BUSINESS COMBINATION

      On December 20, 2004, the Company entered into a Stock Purchase Agreement with Origin, and all the Origin stockholders. Origin is a British Virgin Islands holding company formed for the purpose of owning, as of the closing, four Chinese companies engaged in the production, sale and licensing of agricultural corn, cotton and rice seeds. The three operating companies are Beijing Origin Seed Limited, Changchun Origin Seed Technical Development Limited and Henan Origin Cotton Technology Development Limited, and the technology - intellectual property holding and licensing company is Beijing Origin State Harvest Biotechnology Limited. The Company's stockholders approved the Origin transaction on October 28, 2005. At the closing (which is anticipated to take place during the second week of November 2005), the Origin stockholders and their designees, subject to adjustments and certain holdbacks, will be paid an aggregate of $10,000,000 in cash and issued an aggregate of 10,000,000 shares of common stock for all the outstanding common stock of Origin. Of the cash portion of the purchase price, $250,000 will be held back for one year to secure certain indemnification obligations of the Origin stockholders. As additional purchase price, the Origin stockholders and their designees will receive up to an aggregate of $15,000,000 and up to an aggregate of 6,000,000 additional shares of common stock in the event certain conditions are met. In connection with closing of the transaction, Chardan will issue to a consultant for partial payment of its services to Chardan, 200,000 shares of common stock.

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

      The net loss of $196,886 for the three months ended September 30, 2005 consisted primarily of $7,593 of travel and entertainment expenses, $152,412 of consulting expenses, $28,503 for directors and officers liability insurance, $22,500 for a monthly administrative services agreement, $93,557 for professional fees, $5,474 for transfer agent fees and other formation expenses and operating costs of $13,354, and state franchise taxes of $9,075, offset by interest income on the trust fund investments, excluding deferred interest, in the amount of $135,582.

      The net loss of $218,370 for the three months ended September 30, 2004 consisted primarily of $58,418 of travel and entertainment expenses, $91,117 of consulting expenses, $29,038 for directors and officers liability insurance, $22,500 for a monthly administrative services agreement, $46,964 for professional fees, $2,750 for transfer agent fees and other formation expenses and operating costs of $948, offset by interest income on the trust fund investments, excluding deferred interest, in the amount of $33,365.

      The net loss of $479,281 for the nine months ended September 30, 2005 consisted primarily of $20,151 of travel and entertainment expenses, $237,772 of consulting expenses, $72,058 for directors and officers liability insurance, $67,500 for a monthly administrative services agreement, $322,635 for professional fees, $13,843 for transfer agent fees, other formation expenses and operating costs of $50,920 and state franchise taxes of $21,275, offset by interest income on the trust fund investments, excluding deferred interest, in the amount of $326,873.

      The net loss of $452,659 for the nine months ended September 30, 2004 consisted of $179,245 of travel and entertainment expenses, $178,617 of consulting expenses, $62,530 for directors and officers insurance, $48,871 expense for a monthly administrative services agreement, $66,513 for professional fees, $5,801 for transfer agent fees and other formation and operating costs of $3,120, offset by interest income on the Trust Fund investment of $92,038.

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

      $20,527,500 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of approximately $714,500 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At September 30, 2005, we had cash outside of the trust fund of $734, and total liabilities of $1,025,141, leaving us with a working capital deficiency of $1,024,407, excluding investments held in trust.

      We are obligated to pay to Chardan Ventures LLC a monthly fee of $7,500 for general and administrative services. In addition, in December 2003 and January 2004, Kerry Propper, our executive vice president, advanced an aggregate of $70,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid in March 2004 out of proceeds of our initial public offering. In 2005, Kerry Propper advanced $96,950 to us on a non-interest basis. This amount is due on demand.

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,242,000, of which $20,527,500 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through September 30, 2005, we have used approximately $833,000 of cash for operating expenses and $70,000 to repay advances made to us by one of our initial stockholders.

      For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

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

                                         CHARDAN CHINA ACQUISITION CORP.

Dated:  November 7, 2005
                                         /s/ Richard D. Propper
                                         -------------------------------
                                         Dr. Richard D. Propper
                                         Chairman of the Board


                                         /s/ Li Zhang
                                         -------------------------------
                                         Li Zhang
                                         Chief Financial Officer